Form 10-K
period 1993-12-31
CONTINENTAL CAN CO INC /DE/
filed 1994-03-24
CIK 103392

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10K
(Mark One)
    X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
- - ---------
              THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                  -------------------------------------------
                                       OR
- - ---------     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from ___________to __________.

                         Commission File Number: 1-6690
                                                 ------

                         CONTINENTAL CAN COMPANY, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                  11-2228114
- - -----------------------------------       -----------------------------------
    (State of Incorporation)              (I.R.S. Employer Idenification No.)


 One Aerial Way, Syosset, New York                       11791
- - -----------------------------------       -----------------------------------
 (Address of principal executive                       (Zip code)
            offices)


Registrant's telephone number, including area code:    (516) 822-4940
                                                       --------------

Securities registered pursuant to Section 12 (b) of the Act:

   Common Stock ($.25 par value)                New York Stock Exchange
- - -----------------------------------       -----------------------------------
       (Title of each class)               (Name of each exchange on which
                                                     registered)

Securities registered pursuant to Section 12 (g) of the Act:   None
                                                               ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO
    ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K {X}.

The aggregate market value of voting stock held by non-affiliates of the Registrant based on the closing price at which such stock was sold on the New York Stock Exchange on March 15, 1994 was $63,838,500.

The number of shares of Common Stock outstanding on March 15, 1994 was 2,883,358 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part II (except Item No. 6 "Selected Financial Data" and Item No. 9 "Changes In And Disagreements With Accountants On Accounting And Financial Disclosure") is incorporated by reference to the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1993, and Part III (except Item 10 regarding executive officers) is incorporated by reference to the Registrant's Proxy Statement to be filed on or about April 8, 1994 in connection with its 1994 Annual Meeting of Stockholders to be held on May 18, 1994.

  ITEM 1.  BUSINESS
  -----------------

  (a)  General Development of Business
       -------------------------------

       Continental Can Company, Inc. (the Company) is a publicly traded company incorporated in Delaware in 1970 under the name Viatech, Inc. The name of the Company was changed to Continental Can Company, Inc. in October 1992. The Company is engaged in the packaging business through a number of consolidated operating subsidiaries. The Company's packaging business consists of (i) its 50%-owned domestic subsidiary, Plastic Containers, Inc. (PCI), which owns Continental Plastic Containers, Inc. and Continental Caribbean Containers, Inc. (collectively, CPC), (ii) its wholly owned German operating subsidiary, Dixie Union Verpackungen GmbH (Dixie Union) and (iii) its majority-owned European operating subsidiaries, Ferembal S.A. (Ferembal), which in turn owns 51% of Obalex, A.S. (Obalex), Onena Bolsas de Papel, S.A. (Onena) and Industrias Gomariz, S.A. (Ingosa). PCI is a leading manufacturer of extrusion blow-molded containers in the United States. Ferembal is a manufacturer of rigid packaging, primarily food cans, of which it is the second largest supplier in France. Obalex is a manufacturer of metal cans in the Czech Republic. Dixie Union manufactures plastic films and packaging machines, primarily for the food and pharmaceutical industries. Onena manufactures film, and Onena and Ingosa laminate and print plastic, paper and foil packaging materials for the food and snack food industries in Spain. The Company also owns Lockwood, Kessler & Bartlett, Inc. (LKB) which provides services principally in the fields of mapping and survey, civil and structural engineering, mechanical and electrical engineering, and construction administration and inspection.

  (b) Financial Information About Industry Segments
      ---------------------------------------------

       The Company has one reportable industry segment - packaging, as determined in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 13.

  (c) Narrative Description of Business
      ---------------------------------

       The Company manufactures packaging which accounted for 97.5%, 97.3%, and 95.8% of its consolidated revenues in 1993, 1992 and 1991, respectively.

         CPC -  The Company's 50%-owned subsidiary, PCI, acquired CPC in
         ---
  November 1991. CPC, headquartered in Norwalk, Connecticut, has fourteen manufacturing plants in the continental United States and one in Puerto Rico. CPC is a leader in the development, manufacture and sale of a wide range of extrusion blow-molded plastic containers for household chemicals, food and beverages, automotive products and motor oil, industrial and agricultural chemicals and cosmetics and toiletries. CPC manufactures single and multi-layer containers, primarily from high density polyethylene and polypropylene resins, ranging in size from two ounces to five gallons. Some of these multi-layer containers include a barrier layer of ethyl vinyl alcohol which renders the container oxygen tight and makes it suitable for use in food products which are subject to spoilage or deterioration if exposed to oxygen. CPC sells containers to national consumer products companies, including Clorox Company, Coca-Cola Foods, Colgate-Palmolive Company, Lever Brothers, Mobil Oil Corp., Pennzoil Products Company, Procter & Gamble Company, Quaker Oats Company and Quaker State Oil Refining Corporation. CPC, in many cases, manufactures substantially all of a customer's container requirements for specific product categories or for particular container sizes. CPC has long-standing relationships with most of its customers and has contracts or agreements of two to seven years in duration with customers representing approximately 70% of its dollar sales volume.

       Ferembal -  The Company acquired a 68% interest in Ferembal in the fourth
       --------
  quarter of 1989, increased its interest to 84% in August, 1991 and at December 31, 1993 owned 85% of Ferembal. Ferembal, headquartered in Paris, has five manufacturing plants located in each of the main agricultural regions of France. The Roye plant, located in Picardie, was built in 1964 and expanded substantially in 1968. Its three main divisions include coil cutting, printing and varnishing; the manufacture of ends and bodies; and assembly. There are five welded lines in operation at Roye and all industrial products are manufactured at this plant. The Moelan plant, located in Brittany, is set up along similar lines as the Roye plant with five welded lines. The Ludres plant, in eastern France, is Ferembal's largest facility. In addition to twelve presses and two easy-open end manufacturing units, Ludres has nine body assembly lines. Ferembal's research and development and technical service departments are also located at Ludres. The Veauche plant was built in 1982 to service southern France. Approximately 50% of the output of the two welded lines is "passed through the wall" to a customer for the canning of pet food. The Ville Neuve sur Lot plant was built in 1991 and went into production with a three piece can line in early 1992. A two piece can line went into production at this facility in mid-1992.

       Ferembal is the second largest producer of food cans in France and also produces cans for pet foods and industrial products. Ferembal's products include three piece cans for food with over two hundred sets of specifications, two piece cans in several different diameters, easy open ends, stylized and "hi-white enamel" cans, and a large number of can products for industrial end uses. Ferembal's production for the food and pet food markets accounts for approximately 80% of its sales with remaining sales coming from cans produced for industrial products. Ferembal's customers are primarily vegetable and prepared food processors, pet food processors, and paint and other industrial can users.

       Obalex - The Company, through Ferembal, owns 51% of the outstanding stock
       ------
  of Obalex. Obalex is headquartered in a three building complex on a 5 acre site in Znojmo, Czech Republic, which also serves as its sole manufacturing facility. Obalex manufacturers both two and three piece cans for food which account for approximately 80% of its sales and a number of can products for industrial end users.

       Dixie Union -  The Company, through its wholly owned subsidiary, Viatech
       -----------
  Holding GmbH, owns all of the outstanding stock of Dixie Union. Dixie Union is headquartered in Kempten, Germany and has subsidiary companies in France and the United Kingdom, which function as a sales, distribution and customer service network. Dixie Union manufactures three main product lines for the packaging industry: multi-layer shrink bags, composite plastic films and packaging machines and slicers. Most of Dixie Union's customers are in the food and pharmaceutical industries.

       Onena -  The Company owns 80% of the stock of Onena located in Pamplona,
       -----
  Spain. Onena manufactures plastic film and prints and laminates paper, plastic and foil packaging material for the food and snack food industries in Spain.

       Ingosa - The Company owns 99.97% of the stock of Ingosa located in
       ------
  Pamplona, Spain. Ingosa prints and laminates paper, plastic and foil packaging material for the food and snack food industries in Spain. During 1994 the Company intends to merge Onena and Ingosa and locate all of their operations at Ingosa's current manufacturing facility. See Note 2(a) of the Notes to the Consolidated Financial Statements.

       LKB -  The Company owns 100% of LKB, a consulting engineering firm,
       ---
  located in Syosset, New York. LKB provides services to clients in the fields of transportation, site, municipal, electrical and mechanical, and environmental engineering. Most of LKB's clients are public sector state and municipal agencies, utilities, financial institutions and developers. Most of its projects involve infra-structure design and rehabilitation, environmental reports and services, and utility substation design.

       Other Matters -  The primary users of products manufactured by the
       -------------
  Company are firms in the food and snack food, pet food, household chemical, motor oil and pharmaceutical industries.

       The raw materials used in the production of plastic containers, cans and packaging films are readily available commodity materials and chemicals produced by a large number of manufacturers. It is the practice of the Company to obtain these raw materials from several sources in order to ensure an economical, adequate and timely supply.

       Some of the products manufactured by the Company are manufactured pursuant to license. With regard to composite films, a fully paid up license from the American National Can Company is in effect. With regard to shrink bags and film, a license from the American National Can Company is in effect. Present patents under this license expire at various times through 2000. The license will expire on the date the last of the licensed patents expire. This license is non-exclusive as to manufacture and sale of shrink bags and film in Europe and non-exclusive as to sales to the rest of the world. Sales may not be made in the Western Hemisphere. The Company does not believe these licenses are material to its packaging business taken as a whole.

       The Company's business is seasonal insofar as the sales of Ferembal and Obalex to the vegetable packaging industry is dependent on agricultural production and occurs primarily in the second and third quarters. The Company's remaining products are not seasonal.

       The Company is not dependent upon a single customer or a few customers. Sales to no single customer exceeded 10% of the Company's consolidated revenues in 1993.

       As of December 31, 1993, the Company's backlog was approximately $19,868,000 (compared to $19,149,000, at December 31, 1992). All backlog is expected to be filled within the current fiscal year. Ferembal, Obalex, and Plastic Containers, Inc. produce most of their products under open orders. As a result, none of the foregoing backlog is attributable to them.

       The Company's business in total is highly competitive with a large number of competitors. The main competitors include Owens Illinois, Inc. and Graham Packaging with regard to plastic containers, CMB Packaging with regard to cans, W. R. Grace & Co. with regard to barrier shrink films, and Multi-Vac with regard to packaging machinery. The principal methods of competition are price, quality and service.

       The amount spent on research and development activities amounted to approximately $12,862,000 in 1993, $14,603,000 in 1992, and $4,194,000 in
  1991.

       The number of persons employed by the Company as of December 31, 1993 and 1992 was 3,712 and 3,182, respectively.


  (d) Foreign and Domestic Operations
      -------------------------------

      Sales to unaffiliated customers are set out below:

                                   1993              1992              1991
                                   ----              ----              ----
(In thousands)
Europe                          $255,619          $284,771          $273,122
United States                    221,636           218,988            32,772
Other                              4,587             7,482             4,760
                                --------          --------          --------
Total                           $481,842          $511,241          $310,654
                                ========          ========          ========

       Information regarding the operating profit and the identifiable assets attributable to the Company's foreign operations is incorporated herein by reference to Note 16 of the Consolidated Financial Statements appearing in the Annual Report to Stockholders for the year ended December 31, 1993.

  ITEM 2.  PROPERTIES
  -------------------

       The Company believes its facilities are suitable, adequate, and properly sized to provide the capacity necessary to meet its sales. The Company's production facilities are utilized for the manufacture and storage of the Company's products. The extent of utilization in each of the Company's facilities varies based on a number of factors but primarily on sales and inventory levels for specific products. The location of the customer also affects utilization since shipment costs beyond a certain distance can make production of some products at a remote facility uneconomic. Seasonality affects utilization substantially at Ferembal and Obalex with very high utilization in the pre-harvest and harvest season and substantially lower utilization during the late fall and winter. The Company adjusts labor levels and capital investment at each of its facilities in order to optimize their utilization.

       The Company's general corporate offices and the main production facility for LKB are located in Syosset, New York in a 25,000 square foot building owned by the Company. This steel and concrete block building was constructed in 1955 on a 2-1/2 acre lot.

       CPC is headquartered in 10,415 square feet of leased office space in Norwalk, Connecticut. CPC also leases its technical center in Elk Grove, Illinois (78,840 sq. ft.) and sales offices in Montvale, New Jersey (2,042 sq. ft.), Cincinnati, Ohio (1,266 sq. ft.), Houston, Texas (703 sq. ft.) and Des Plaines, Illinois (1,655 sq. ft.).

       The following table sets forth the location and square footage of CPC's production facilities which are used for both manufacture and warehousing of finished goods:


                       SIZE IN                               SIZE IN
  PLANT LOCATION     SQUARE FEET      PLANT LOCATION       SQUARE FEET
  -----------------  -----------      -------------------  -----------
  Santa Ana, CA          102,500      Lima, OH                 122,850
  Fairfield, CA           66,000      Newell, WV                50,000
  Houston, TX             80,000      Oil City, PA              96,000
  Kansas City, KS        172,775      Baltimore, MD            150,600
  Elk Grove, IL          137,800      Lakeland, FL             105,200
  DuPage, IL             102,900      New Market, NJ           116,000
  Cincinnati, OH         131,665      Caguas, Puerto Rico       46,800
  Cleveland, OH          100,000

       CPC owns the plants in Santa Ana, Fairfield, Oil City, Baltimore and Puerto Rico; all others are leased.

       Ferembal is headquartered in 20,000 square feet of office space subject to a capital lease in Clichy, a suburb of Paris. Ferembal operates five manufacturing facilities in five locations in France. Ferembal owns a 384,000 square foot manufacturing facility on a 21 acre site in Roye for the production of food and industrial cans. Ferembal owns a 42,000 square foot manufacturing facility for the production of food cans at Veauche on a 5 acre site. The facility at Veauche is located next to a customer's plant and food can production is "passed through the wall" to the customer. Ferembal has a capital lease with regard to several buildings totaling 229,000 square feet on a 23 acre site in Ludres. In addition, Ferembal owns a 29,000 square foot building on a 3 acre site. These facilities are used for the manufacture of food cans and for research and development activities. Ferembal has a capital lease with regard to several buildings totaling 252,000 square feet on an 18 acre site in Moelan which are used for the manufacture of food cans. Ferembal operates a manufacturing facility for food cans in a 42,000 square foot building on a 4 acre site in Villeneuve sur Lot under a rental agreement.
  Each of the manufacturing facilities utilizes a portion of its building space for warehousing its finished goods.

       Obalex is located in several buildings with approximately 182,000 square feet on an 8.4 acre site in Znojmo, Czech Republic. This facility is the sole manufacturing site for Obalex which also uses the complex for the storage of its finished goods.

       Dixie Union is headquartered in a three-story, 108,000 square foot manufacturing facility on a 5 acre site in Kempten, Germany, leased through 2004. In addition, two small facilities are leased as sales and distribution centers in Milton Keynes, England and Redon, France.

       Onena is headquartered in a manufacturing facility in Pamplona, Spain consisting of several owned buildings encompassing 89,200 square feet on a 3.7 acre site.

       Ingosa owns two buildings totaling 358,000 square feet located on a 3.5 acre site in Pamplona, Spain, which also serve as its headquarters, manufacturing and warehousing facility. The Company intends to merge the operations of Ingosa and Onena in 1994 and it is expected that Ingosa's manufacturing facility will be expanded by approximately 96,000 square feet at a cost of approximately $1 million during 1994. After the merger the Company intends to sell Onena's facility.


  ITEM 3.  LEGAL PROCEEDINGS
  --------------------------

       The Company's subsidiaries are defendants in a number of actions which arose in the normal course of business. In the opinion of management, the eventual outcome of these actions will not have a significant effect on the Company's financial position.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ------------------------------------------------------------

       On November 29, 1993 a Special Meeting of Stockholders was held to consider a proposal to approve the possible issuance of 887,500 shares of the Company's Common Stock to Merrywood, Inc. pursuant to an Agreement dated September 10, 1992, as amended, among the Company, Plastic Containers, Inc., Merrywood Inc., and Plaza, Inc. Such proposal was approved by a vote of 1,321,713 shares (86%) cast in favor, 84,390 shares (5%) cast against and 126,754 shares (9%) abstaining.

                                    PART II

  ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  --------------------------------------------------------------------------
  MATTERS
  -------

       The information required by this item is incorporated herein by reference to the section entitled "Common Stock Prices and Related Matters" of the Annual Report to Stockholders for the year ended December 31, 1993.

  ITEM 6.  SELECTED FINANCIAL DATA(1)
  -----------------------------------

                                    1993      1992      1991      1990      1989
                                    ----      ----      ----      ----      ----
Sales (2)                         $481,842  $511,241  $310,654  $292,033  $119,807
                                  ========  ========  ========  ========  ========

Net income (2) (3)                $    988  $  2,063  $  7,394  $  5,059  $  1,672
                                  ========  ========  ========  ========  ========

Earnings per
   common share (3)
   Primary                        $    .33  $    .67  $   2.92  $   2.88  $   1.32
                                  ========  ========  ========  ========  ========
   Fully Diluted                  $    .32  $    .64  $   2.59  $   2.40  $   1.07
                                  ========  ========  ========  ========  ========

Weighted average
   shares outstanding (4)            3,023     3,078     2,533     1,758     1,263
                                  ========  ========  ========  ========  ========

Total assets                      $385,907  $400,010  $410,543  $202,524  $172,815
                                  ========  ========  ========  ========  ========

Long term debt and capitalized
   lease obligations              $153,982  $165,701  $159,567  $ 65,862  $ 74,952
                                  ========  ========  ========  ========  ========

Total stockholders'
   equity (4)                     $ 60,855  $ 62,935  $ 61,393  $ 23,856  $  9,823
                                  ========  ========  ========  ========  ========

Working capital                   $ 66,105  $ 69,158  $ 63,004  $ 48,235  $ 43,743
                                  ========  ========  ========  ========  ========

Current ratio                         1.67      1.69      1.57      1.56      1.63
                                  ========  ========  ========  ========  ========

  (1)  In thousands, except per share amounts and current ratio.

  (2) In 1993, includes sales of $10,682 and net income of $238 related to the purchase of Obalex. In 1991, includes sales of $17,030 and a net loss of $1,045 related to the purchase of PCI. In 1989, includes sales of $34,538 and net income of $150 related to the purchase of Ferembal.

  (3) Includes income for the cumulative effect of accounting change of $460 ($.15 per share primary and $.14 per share fully-diluted) and an extraordinary charge of $1,502 ($.49 per share primary and $.44 per share fully-diluted) in 1992. Includes income for an extraordinary item of $22 ($.01 per share both primary and fully-diluted), and $127 ($.10 per share primary and $.08 per share fully-diluted) in 1990 and 1989, respectively.

  (4) The 1991 weighted average shares outstanding include 1,020 shares and 255 warrants to purchase shares sold in June 1991 for net proceeds of $29,453. The 1990 weighted average shares outstanding include 460 shares sold in January 1990 for net proceeds of $6,756.

  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  ------------------------------------------------------------------------
  RESULTS OF OPERATIONS
  ---------------------

       The information required by this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Stockholders for the year ended December 31, 1993.

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ----------------------------------------------------

       The information required by this item is incorporated by reference to the Company's consolidated financial statements and related notes, together with the independent auditors' report in the Annual Report to Stockholders for the year ended December 31, 1993.

  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
  ------------------------------------------------------------------------
  FINANCIAL DISCLOSURE
  --------------------

       There have been no changes in nor disagreements with the Company's accountants on accounting and financial disclosure during the twenty-four month period ended December 31, 1993.

                                    PART III


  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  -----------------------------------------------------------

       The information required by this item, with respect to directors of the registrant, will be included under the caption "Election of Directors" of a definitive Proxy Statement to be dated March 28, 1994 which will be filed with the Commission pursuant to Regulation 14A and is hereby incorporated into this report by this reference.

       Executive officers of the registrant include Messrs. Donald J. Bainton and Abdo Yazgi who are also directors of the registrant and for whom information required by this item is included in the Proxy Statement as previously mentioned.

       Information for other executive officers, is as follows:

                                             Term of         Year First
  Name and Age             Position Held      Office     Became Officer
  ------------             -------------      ------     --------------
  John H. Andreas          Vice President-     (1)                 1992
     61                    Manufacturing

  Marcial B. L'Hommedieu   Treasurer           (1)                 1963
     69

  (1) The term of office of all executive officers is indefinite, at the pleasure of the Board of Directors.

       The business experience of each executive officer is as follows:

       Mr. Andreas has served as Vice President of Manufacturing since April 1992. Prior to that time, he was an independent business consultant. Prior to his retirement in 1988, Mr. Andreas was employed by the former Continental Can Company, Inc. for 33 years, most recently as General Manager.

     Mr. L'Hommedieu has served as Treasurer or Assistant Treasurer of the Company and its subsidiary, Lockwood, Kessler & Bartlett, Inc., since 1963.

  ITEM 11.  EXECUTIVE COMPENSATION
  --------------------------------

       The information required by this item is included under the caption "Executive Compensation" of a definitive Proxy Statement to be dated March 28, 1994 which will be filed with the Commission pursuant to Regulation 14A and is hereby incorporated into this report by this reference.

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  -----------------------------------------------------------------------

       The information required by this item is included under the caption "Stock Ownership" of a definitive Proxy Statement to be dated March 28, 1994 which will be filed with the Commission pursuant to Regulation 14A and is hereby incorporated into this report by this reference.


  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  -------------------------------------------------------

       The information required by this item is included under the caption "Transactions with Management" of a definitive Proxy Statement to be dated March 28, 1994 which will be filed with the Commission pursuant to Regulation 14A and is hereby incorporated into this report by this reference.


                                    PART IV


  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
  --------------------------------------------------------------------------

  (a)  1.   Financial Statements:

       Consolidated Balance Sheets as of December 31, 1993 and 1992 Consolidated Statements of Earnings for the years ended December 31,
        1993, 1992, and 1991
       Consolidated Statements of Stockholders' Equity for the years ended
        December 31, 1993, 1992 and 1991
       Consolidated Statements of Cash Flows for the years ended December 31,
        1993, 1992 and 1991
       Notes to Consolidated Financial Statements for the years ended December
        31, 1993, 1992 and 1991
       Independent Auditors' Report

       The above financial statements are included under Item 8 of Part II of this report.

       2.   Financial Statement Schedules:

       See index to financial statement schedules for Continental Can Company, Inc. and subsidiaries on page 11.

       3. Exhibits Required:
          3.1     Articles of Incorporation, as amended................................................(2)
          3.2     By-Laws, as amended..................................................................(2)
          4.1     Indenture, dated as of April 1, 1992, among Plastic Containers, Inc. ("PCI"), each of Continental Plastic Containers, Inc. ("CPC") and Continental
                  Caribbean Containers, Inc. ("CCC"), as guarantors and United States
                  Trust Company of New York, as trustee (the "Trustee")................................(1)
          4.2     Pledge and Security Agreement, dated as of April 9, 1992, by PCI in favor of the
                  Trustee..............................................................................(1)
          4.3     Pledge and Security Agreement, dated as of April 9, 1992, by CPC in in favor of the Trustee..........................................................................(1)
          4.4     Pledge and Security Agreement, dated as of April 9, 1992, by CCC in favor of the
                  Trustee..............................................................................(1)
          4.5     Stock Pledge Agreement, dated as of April 9, 1992, by PCI in favor of the Trustee....(1)
          4.6     Patent and Trademark Security Assignment, dated April 9, 1992, by CPC to Trustee.....(1)

          4.7     Deed of Trust and Assignment of Leases and Rents, dated April 9, 1992, by CPC relating to real property located in Fairfield, Connecticut..........................(1)
          4.8     Deed of Trust and Assignment of Leases and Rents, dated April 9, 1992, by CPC relating to real property located in Santa Ana, California....................(1)
          4.9     Mortgage and Assignment of Leases and Rents, dated April 9, 1992, by
                  CPC relating to real property located in Oil City, Pennsylvania......................(1)
          4.10    Deed of Trust and Assignment of Leases and Rents, dated April 9, 1992, by
                  CPC relating to real property located in Baltimore, Maryland.........................(1)
          4.11    Chattel Mortgage, dated April 7, 1992, by CCC relating to personal property located in Puerto Rico...............................................................(1)
          4.12    Pledge Agreement, dated as of April 9, 1992 by CCC relating to real property located in Puerto Rico...............................................................(1)
          4.13    Mortgage, dated April 8, 1992, by CCC relating to real property located in
                  Puerto Rico..........................................................................(1)
          10.1    Credit Agreement dated as of April 2, 1992, between PCI and Citibank, N.A. ..........(1)
          10.2    1988 Restricted Stock Option Plan, as amended........................................(2)*
          10.3    1988 Director Stock Option Plan......................................................(2)*
          10.4    1990 Stock Option Plan for Non-Employee Directors....................................(2)*
          10.5    Shareholders' Agreement dated July 7, 1989, among Viatech, Inc., Le Fer Blac S.A.,
                  Citicorp Capital Investors Europe Limited and Citibank S.A. .........................(2)
          10.6    Revolving Credit and Term Loan Agreement dated as of December 1, 1992................(2)
          10.7    Stock Purchase Agreement dated November 2, 1991......................................(2)
          10.8    Noncompetition Agreement dated November 21, 1991.....................................(2)
          10.9    Stockholders' Agreement dated October 19, 1991.......................................(2)
         10.10    1992 Restricted Stock Plan for Non-Employee Directors, as amended....................(2)*
         10.11    Agreement Among PCI Stockholders, dated September 10, 1992...........................(2)
         10.12    Employment Contract with Donald J. Bainton...........................................(2)*
          13.1    Annual Report to Stockholders for 1993..........................................Attached
          22.1    Subsidiaries of the Registrant.................................................... p. 17
          24.1    Independent Auditors' Report on Schedules......................................... p. 18
          24.2    Consent of Independent Auditors................................................... p. 19
          28.1    Proxy Relating to PCI Stock, dated September 11, 1992................................(2)

          *       Management contract or compensatory plan or arrangement.

          (1) These documents have been previously filed with the Commission as Exhibits to 1992 Quarterly Reports on Form 10-Q for Plastic Containers, Inc.

          (2) These documents have previously been filed with the Commission as Exhibits to 1993 Quarterly Reports on Form 10-Q for Continental Can Company, Inc.

          All other items for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted as they are not required under the related instructions or they are inapplicable.

  (b) Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended December 31, 1993.

                                  SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  CONTINENTAL CAN COMPANY, INC.

  By:  /s/ Abdo Yazgi                             Date:  March 18, 1994
  ------------------------------------------             --------------
  Abdo Yazgi, Executive Vice President
  (Principal Financial & Accounting Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       /s/ Donald J. Bainton                      Date:  March 18, 1994
  ------------------------------------------             --------------
  Donald J. Bainton, Chairman of the Board
  of Directors and Chief Executive
  Officer (Principal Executive Officer)

                                                  Date:
  ------------------------------------------             --------------
  Kenneth Bainton, Director

       /s/ Robert L.. Bainton                     Date:  March 18, 1994
  ------------------------------------------             --------------
  Robert L. Bainton, Director

       /s/ Nils E. Benson                         Date:  March 18, 1994
  ------------------------------------------             --------------
  Nils E. Benson, Director

       /s/ Rainer N. Greeven                      Date:  March 18, 1994
  ------------------------------------------             --------------
  Rainer N. Greeven, Director

       /s/ Ronald H. Hoenig                       Date:  March 18, 1994
  ------------------------------------------             --------------
  Ronald H. Hoenig, Director

       /s/ Ferdinand W. Metternich                Date:  March 18, 1994
  ------------------------------------------             --------------
  Ferdinand W. Metternich, Director

       /s/ Charles M. Marquardt                   Date:  March 18, 1994
  ------------------------------------------             --------------
  Charles M. Marquardt, Director

                                                  Date:
  ------------------------------------------             --------------
  Donald F. Othmer, Director

       /s/ V. Henry O'Neill                       Date:  March 18, 1994
  ------------------------------------------             --------------
  V. Henry O'Neill, Director

       /s/ John J. Serrell                        Date:  March 18, 1994
  ------------------------------------------             --------------
  John J. Serrell, Director

       /s/ Robert A. Utting                       Date:  March 18, 1994
  ------------------------------------------             --------------
  Robert A. Utting, Director

       /s/ Abdo Yazgi                             Date:  March 18, 1994
  ------------------------------------------             --------------
  Abdo Yazgi, Director

       /s/ Cayo Zapata                            Date:  March 18, 1994
  ------------------------------------------             --------------
  Cayo Zapata, Director

    /s/ Jose Luis Zapata                          Date:  March 18, 1994
  ------------------------------------------             --------------
  Jose Luis Zapata, Director

                  Index to Financial Statement Schedules for
                Continental Can Company, Inc. and Subsidiaries
                 Years ended December 31, 1993, 1992 and 1991

           Subsidiaries of the Registrant                       Page 12

           Independent Auditors' Report on Schedules            Page 13

           Consent of Independent Auditors                      Page 14


  FINANCIAL STATEMENT SCHEDULES:
  -----------------------------

  II    -  Amounts Receivable from Related Parties and
           Underwriters, Promoters, and Employees other
           than Related Parties                                 Page 15

  III   -  Condensed Financial Information of Registrant        Page 16

  V     -  Property, Plant and Equipment                        Page 18

  VI    -  Accumulated Depreciation and Amortization of
           Property, Plant and Equipment                        Page 19

  VIII  -  Allowance for Doubtful Accounts                      Page 19

  IX    -  Short-Term Borrowings                                Page 20

  X     -  Supplementary Income Statement Information           Page 20

           All other schedules are omitted because they are not applicable, not required, or the information is given in the financial statements or the notes thereto.


EXHIBITS ATTACHED:
- - -----------------

             1993 Annual Report to Stockholders                 Page 21

(22)  Subsidiaries of the Registrant

     The following listed companies represent the significant subsidiaries of the Company, all of which are included in the Company's consolidated financial statements:

Name Under Which               State of Other Jurisdiction    Percentage Owned
Business is Conducted               of Incorporation             by Company
- - ---------------------------    ---------------------------    ----------------
Ferembal S.A.                             France                     85%

Lockwood, Kessler &                      New York                   100%
 Bartlett, Inc.

Viatech Holding GmbH                      Germany                   100%

Dixie Union Verpackungen                  Germany                   100%
 GmbH (2)

Onena Bolsas de Papel S.A.                 Spain                     80%

Plastic Containers, Inc.                 Delaware                    50%*

Continental Plastic                      Delaware                   100%
 Containers, Inc. (3)

Continental Caribbean                    Delaware                   100%
 Containers, Inc. (3)

Obalex A.S. (1)                       Czech Republic                 51%

Industrias Gomariz, S.A.                   Spain                   99.97%

(1)  Subsidiary of Ferembal
(2)  Subsidiary of Viatech Holding GmbH
(3)  Subsidiary of Plastic Containers, Inc.

 * The Company, pursuant to a proxy, has voting rights over 51% of the shares of Plastic Containers, Inc.

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES
                   -----------------------------------------

  The Board of Directors and Stockholders
  Continental Can Company, Inc.:

  Under date of March 9, 1994, we reported on the consolidated balance sheets of Continental Can Company, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 Annual Report to Stockholders. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

  In our opinion, such schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

  As discussed in notes 1 (h) and 13 and notes 1 (d) and 10 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Nos. 106, "Employer's Accounting for Post-Retirement Benefits Other Than Pensions" and 109, "Accounting for Income Taxes", respectively, on a prospective basis in 1992.


                                                 /s/ KPMG PEAT MARWICK




  Jericho, New York
  March 9, 1994

                        CONSENT OF INDEPENDENT AUDITORS
                        -------------------------------

  The Board of Directors
  Continental Can Company, Inc.:

  We consent to incorporation by reference in the Registration Statements Nos. 33-7783, 33-37163, 33-37164 and 33-37165 on Form S-8 of Viatech, Inc. (now
  known as Continental Can Company, Inc.) of our reports dated March 9, 1994 relating to the consolidated balance sheets of Continental Can Company, Inc. and subsidiaries as of December 31, 1993 and 1992, and the consolidated statements of earnings, stockholders' equity and cash flows and related schedules for each of the years in the three year period ended December 31, 1993, which reports are either incorporated by reference or appear in the December 31, 1993 Annual Report on Form 10-K of Continental Can Company, Inc.

  As discussed in notes 1 (h) and 13 and notes 1 (d) and 10 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Nos. 106, "Employer's Accounting for Post-Retirement Benefits Other Than Pensions" and 109, "Accounting for Income Taxes", respectively, on a prospective basis in 1992.




                                                 /s/ KPMG PEAT MARWICK




  Jericho, New York
  March 21, 1994

Continental Can Company, Inc. and Subsidiaries
Schedule II -   Amounts Receivable from Related Parties and Underwriters,
                Promoters, and Employees other than Related Parties
Years ended December 31, 1993, 1992 and 1991

        Balance at
        Beginning                         Balance at
Year     of Year   Additions  Deductions  End of Year
- - ------  ---------  ---------  ----------  -----------

1993     $166,060          -   $131,074     $ 34,986
         ========   ========   ========     ========

1992     $325,000          -   $158,940     $166,060
         ========   ========   ========     ========

1991     $225,000   $100,000          -     $325,000
         ========   ========   ========     ========


All balances shown reflect loans by the Company to Mr. Donald J. Bainton, Chairman of the Board and
Chief Executive Officer.

  Schedule III - Condensed Financial Information of Registrant

  Continental Can Company, Inc.
  Balance Sheets
  Years Ended December 31, 1993 and 1992

  (in thousands)

                                             1993             1992
                                             ----             ----
ASSETS:
  Cash                                     $   626          $   103
  Investments                                    -              500
  Investments in Subsidiaries at
   Equity, net of due to
   subsidiaries of $2,668                   62,181           63,451
   in 1992
  Other Assets                               2,370            2,461
                                           -------          -------
Total Assets                               $65,177          $66,515
                                           =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current Liabilities (a)                    3,472            1,768
  Long Term Debt (a)                           850            1,812
                                           -------          -------
Total Liabilities                            4,322            3,580

Stockholders' Equity                        60,855           62,935
                                           -------          -------
                                           $65,177          $66,515
                                           =======          =======


(a) See Note 9, Items (a) and (b) of Notes to Consolidated Financial Statements of Continental Can Company, Inc. and Subsidiaries. At December 31, 1993, current liabilities include $1,164 of Convertible Subordinated Debentures due in 1994.


Continental Can Company, Inc.
Statements of Earnings
Years Ended December 31, 1993, 1992 and 1991

(in thousands)                 1993       1992       1991
                               ----       ----       ----
Management Fees              $ 2,157    $ 1,855    $ 1,264
Selling, General and
 Administrative Expenses       3,232      3,238      2,600
                             -------    -------    -------
                              (1,075)    (1,383)    (1,336)
Equity in Net Income of
 Subsidiaries (b)              2,247      3,587      8,642
                             -------    -------    -------
                               1,172      2,204      7,306
Other                           (205)      (165)       226
                             -------    -------    -------
                                 967      2,039      7,532
(Provision for) Recovery of
  Income Taxes                    21         24       (138)
                             -------    -------    -------
Net income                   $   988    $ 2,063    $ 7,394
                             =======    =======    =======

(b) Includes for 1992 an extraordinary charge of $1,502 relating to the retirement of a promissory note and a benefit of $460 relating to the cumulative effect of adopting SFAS No. 109.

Continental Can Company, Inc.
Statements of Cash Flows
Years Ended December 31, 1993, 1992 and 1991

(in thousands)
                                           1993     1992     1991
                                           ----     ----     ----
Cash Flows from Operating Activities:
  Net Income                             $   988  $ 2,063  $  7,394

Adjustments to Reconcile Net Income
to Net Cash Provided by Operating
 Activities:
  Equity in Net Income of Subsidiaries    (2,247)  (3,587)   (8,642)
  Increase in Due to Affiliates              299    1,001     1,225
  Other                                      288     (310)   (1,242)
                                         -------  -------  --------
Net Cash Provided By (Used in)              (672)    (833)   (1,265)
 Operating Activities

Cash Flows From Investing Activities:
  Purchase of Minority Interest             (213)    (120)   (6,051)
  Redemption of investment in
   Government Securities                     500       10     4,958
  Purchase of Equity in PCI                    -        -   (30,000)
  Proceeds from Sale of Capital Assets       527      778         -
  Capital Expenditures                        (6)    (152)        -
                                         -------  -------  --------
  Net Cash Provided By (Used in)             808      516   (31,093)
   Investing Activities

Cash Flows From Financing Activities:
  Common Stock Issued Upon Conversion of
    Debentures and Warrants                  184    2,111       157
  Sale of Common Stock                         -        -    29,453
  Proceeds from Short Term Borrowings          -        -     2,500
  Proceeds from (Repayment of)
    Long-Term Financing                      203   (1,907)      (43)
                                         -------  -------  --------
Net Cash Provided by Financing               387      204    32,067
 Activities

Net Increase (Decrease) in Cash              523     (113)     (291)
Cash at Beginning of Year                    103      216       507
                                         -------  -------  --------
Cash at End of Year                      $   626  $   103  $    216
                                         =======  =======  ========


Cash paid for interest and income taxes was as follows:

                                           1993     1992     1991
                                           ----     ----     ----
Interest                                 $   232  $   232  $    227
Income Taxes                             $    22  $     4  $    296

Continental Can Company, Inc. and Subsidiaries
Schedule V - Property, Plant and Equipment
Years Ended December 31, 1993, 1992 and 1991

(in thousands)                     Total Plant,   Land, Building                    Furniture,
                                   Property and    and Building    Machinery and   Fixtures and   Construction
                                     Equipment     Improvements      Equipment       Equipment     in Progress
                                   -------------  ---------------  --------------  -------------  -------------
Balance at 1/1/91                      $ 79,504          $24,809        $ 47,090         $7,218        $   387

Additions                              $ 13,959          $   901        $  3,618         $1,315        $ 8,125
Retirements                              (9,845)          (4,571)         (4,773)          (501)             -
Assets of Acquired
Subsidiaries                            145,456           19,076         121,030              -          5,350
Foreign Currency Trans-
 lation Adjustment                         (423)           1,188          (1,637)          (670)           696
                                       --------          -------        --------         ------        -------
Balance at 12/31/91                    $228,651          $41,403        $165,328         $7,362        $14,558

Additions                              $ 26,393            1,343          31,114            703         (6,767)
Retirements                              (1,410)              (3)           (937)          (470)             -
Foreign Currency Trans-
 lation Adjustment                       (5,406)          (1,494)         (3,621)           (57)          (234)
                                       --------          -------        --------         ------        -------
Balance at 12/31/92                    $248,228          $41,249        $191,884         $7,538        $ 7,557

Additions                              $ 22,154          $   435        $ 19,582         $  186        $ 1,951
Retirements                              (5,091)               -          (4,232)          (389)          (470)
Assets of Acquired Subsidiaries           8,404            3,557           3,650            443            754
Foreign Currency
Translation Adjustment                   (6,428)          (1,508)         (4,461)          (399)           (60)
                                       --------          -------        --------         ------        -------
Balance at 12/31/93                    $267,267          $43,733        $206,423         $7,379        $ 9,732
                                       ========          =======        ========         ======        =======

Continental Can Company, Inc. and Subsidiaries
Schedule VI - Accumulated Depreciation and Amortization of Property, Plant and Equipment
Years Ended December 31, 1993, 1992 and 1991



(in thousands)
                                            1993       1992       1991
                                          ---------  ---------  ---------
Balance at Beginning of Period             $60,869    $33,710    $25,689
Additions                                   29,649     30,009      9,895
Retirements                                 (3,355)      (546)    (2,482)
Foreign Currency Translation Adjustment     (2,971)    (2,304)       608
                                           -------    -------    -------
Balance at End of Period                   $84,192    $60,869    $33,710
                                           =======    =======    =======




Continental Can Company, Inc. and Subsidiaries
Schedule VIII - Allowance for Doubtful Accounts
Years Ended December 31, 1993, 1992 and 1991

(in thousands)
                                 Additions
                     Balance at  charged to                          Balance at
                     beginning   costs and   Other      Deductions   end of
                     of period   expenses    additions      (1)      period
                     ----------  ----------  ---------  ----------   ----------
Year ended
December 31, 1993     $3,622      $  915     $  418(3)    $1,433       $3,522
                      ======      ======     =========    ======       ======

Year ended
December 31, 1992     $4,626      $  709     $     -      $1,713       $3,622
                      ======      ======     =========    ======       ======

Year ended
December 31, 1991     $1,796      $1,576     $1,411(2)    $  157       $4,626
                      ======      ======     =========    ======       ======

(1) Represents uncollectible accounts written-off.

(2) Represents $1,411 from the consolidation of acquired subsidiary in 1991.

(3) Represents $418 from the consolidation of acquired subsidiary in 1993.

Continental Can Company, Inc. and Subsidiaries
Schedule IX - Short-Term Borrowings
Years ended December 31, 1993, 1992 and 1991

Amounts payable to banks for short term borrowings:

(in thousands, except for percentage amounts)
                                             1993       1992       1991
                                             ----       ----       ----
Amounts borrowed at year-end               $ 6,378    $ 3,986    $ 7,997

Average amount of short-term
borrowings during the year
(computed on a monthly basis)              $ 8,375    $ 6,671    $12,420

Maximum amount of short-term
borrowing at any month end                 $19,565    $23,291    $27,555

Weighted average stated
interest rate:
During the year (computed on a monthly         9.6%      12.1%      10.9%
 basis)

At year-end                                   10.0%      11.1%       9.6%




Continental Can Company, Inc. and Subsidiaries
Schedule X - Supplementary Income Statement Information
Years ended December 31, 1993, 1992 and 1991


(in thousands)
                                                         CHARGED TO COSTS
             ITEM                                          AND EXPENSES
            -------                                      ----------------

                                                       1993     1992     1991
                                                    -------  -------   ------
      Maintenance and repairs                       $10,635  $11,018   $3,510
                                                    =======  =======   ======
      Taxes, other than payroll and income taxes    $ 5,682  $ 5,234   $4,063
                                                    =======  =======   ======

                         CONTINENTAL CAN COMPANY, INC.
                               1993 ANNUAL REPORT


CORPORATE PROFILE

Continental Can Company, Inc., through its subsidiaries, manufactures extrusion blow-molded plastic containers, metal cans, films and equipment for the packaging industry, and prints and laminates flexible packaging for the food and snack food industries. The Company also owns Lockwood, Kessler & Bartlett, Inc., an engineering firm located in the United States.




TABLE OF CONTENTS
                                                   PAGE NUMBER
                                                   -----------
Report To Shareholders                                 22

Description Of Business                                24

Selected Financial Data                                26

Management's Discussion And Analysis
  Of Financial Condition                               27

Consolidated Financial Statements                      33

Notes To Consolidated Financial Statements             38

Independent Auditor's Report                           60

General Information                                    61

Directors And Officers                                 62

Subsidiaries And Officers                              63

REPORT TO STOCKHOLDERS:
- - -----------------------

Last year was a challenging one for our company. European economies failed to emerge from their recessionary slump which had a negative impact on the sales and profitability of our subsidiaries in Europe. Since most of our sales are generated in Europe, the ongoing recession had a significant impact. Due to high levels of inventory, several of Ferembal's vegetable-can customers shuttered their packing plants for the season, thereby reducing orders for food cans. Finally, the dollar strengthened against European currencies throughout 1993, resulting in a $19.8 million reduction in reported sales due to currency translation rate differences.

To partially offset the declines resulting from sluggish European economies, cost-cutting measures were implemented at each of our European subsidiaries. These actions served to reduce somewhat the negative impact of the recession.
In addition, this cost-cutting program has placed our Company in a good position to increase profitability when the European economic situation improves.

On the domestic side the performance of Plastic Containers, Inc., (PCI) improved with an increase in sales and an improvement in overall results. In 1993, sales rose by $6.3 million over 1992. This improvement was a result of the renewed sales and marketing efforts which began in 1992 and are continuing. These marketing efforts were coupled with a detailed examination of our manufacturing operations which has enabled us to respond quickly to changing customer demands. This is a crucial component in our ability to introduce new products quickly, keep up with our increasing sales volume, and to provide "just-in-time" delivery to our customers.

Because we believe that carefully chosen acquisitions are of vital strategic importance to the growth of our Company, we have continued to acquire those companies that can increase our sales and profitability. In 1993, we increased our stake in Obalex, A.S., our Czech can manufacturer in which we had purchased a 34% interest at the end of 1992. Obalex had sales of $10.7 million and net income of approximately $677,000 which added $238,000 in net income to our 1993 consolidated results.

In addition to the increased position in Obalex, we acquired Industrias Gomariz S.A. (Ingosa) for a nominal consideration in late 1993. Like Onena, Ingosa is located in Pamplona, Spain, and is a flexible packaging manufacturer. Because both companies share similar products and markets, we intend to merge these companies into one operating entity in 1994. Once these companies are merged, we anticipate a boost in sales and an enhancement of profitability. Our agreement with the Spanish provincial government to exchange amounts due it by Ingosa for a portion of the equity of the merged entity, and other favorable terms of that agreement, significantly strengthens the financial condition of the new firm. The formation of this new entity will allow us to expand our current markets and to weather more easily the difficult economic conditions which continue in Spain.

In 1993, our cash flow remained strong, enabling our Company to reduce debt while continuing to invest in machinery and equipment to expand our manufacturing capacity, capability, and efficiency. In 1994, we look forward to increases in our sales, profitability, and cash flow. We believe that European economies will improve somewhat during the coming year. Foreign currency rates, while potentially still negative, are not expected to be a major factor in our reported results in 1994. Given the swings between the dollar and European currencies, PCI's improving performance is an important factor both for the Company's revenues and for its long-term growth and profitability. For 1994 and beyond, we expect PCI to continue to build on the base it has established, to increase its sales, and to improve its operating results.

During the ten rewarding years that I have been Chairman and CEO of Continental Can Company, Inc. (formerly Viatech, Inc.), our Company has enjoyed tremendous growth and success by nearly every financial measure. However, change is inevitable and growth essential, especially in today's marketplace. We are committed to continuing our growth internally and through acquisitions, so that the next ten years will prove to be as successful and rewarding as the last ten years have been.

                                            Donald J. Bainton
                                            Chairman & Chief Executive Officer
                                            March 18, 1994

                            DESCRIPTION OF BUSINESS


     Continental Can Company, Inc. is a holding company primarily engaged in the packaging business through a number of consolidated operating subsidiaries. The Company's packaging business consists of its 50%-owned domestic subsidiary, Plastic Containers, Inc. (PCI), which owns Continental Plastic Containers, Inc. and Continental Caribbean Containers, Inc. (collectively, CPC), which is a leading manufacturer of extrusion blow-molded containers in the United States. Its wholly-owned German operating subsidiary is Dixie Union Verpackungen GmbH (Dixie Union) and its majority-owned European operating subsidiaries are Ferembal S.A. (Ferembal), Obalex A.S. (Obalex), Onena Bolsas de Papel, S.A. (Onena) and Industrias Gomariz, S.A. (Ingosa). Ferembal is a manufacturer of rigid packaging, primarily food cans, of which it is the second largest supplier in France. Obalex also manufactures rigid packaging, primarily food cans, in the Czech Republic. Dixie Union manufactures plastic films and packaging machines, primarily for the food and pharmaceutical industries. Onena manufactures film, and Onena and Ingosa laminate and print plastic, paper and foil packaging materials for the food and snack food industries primarily in Spain. The Company also owns Lockwood, Kessler & Bartlett, Inc. (LKB) which provides services principally in the northeastern United States in the fields of survey, civil, environmental and structural engineering, mechanical and electrical engineering, and construction administration and inspection.

     CPC - The Company's 50%-owned subsidiary, PCI, acquired CPC in November
     ---
1991. CPC, headquartered in Norwalk, Connecticut, develops, manufactures and sells a wide range of extrusion blow-molded plastic containers through its national network of fifteen manufacturing plants (including one in Puerto Rico). CPC supplies containers for household chemicals, food and beverages, automotive products and motor oil, industrial and agricultural chemicals and cosmetics and toiletries. CPC produces both single and multi-layer containers, manufactured primarily from high density polyethylene and polypropylene resins, ranging in size from two ounces to five gallons. Some of these multi-layer containers include a barrier layer to protect food products which are subject to spoilage or deterioration if exposed to oxygen. Besides being fully recyclable, in many instances, these containers can be, and are, produced using a significant amount of post-consumer recycled plastic. Its customers include some of the largest consumer products companies in the United States, such as Clorox Company, Coca-Cola Foods, Colgate-Palmolive Company, Mobil Oil Corporation, Pennzoil Products Company, Procter & Gamble Company, Quaker Oats Company and Quaker State Oil Refining Corporation. CPC, in many cases, manufactures substantially all of a customer's container requirements for specific product categories or for particular container sizes. CPC has long-standing relationships with most of its customers and has long-term contracts with customers representing approximately 70% of its dollar sales volume.

     FEREMBAL -  The Company owns an 85% interest in Ferembal, the second
     --------
largest food can manufacturer in France and the fourth largest in Europe. Ferembal, headquartered in Paris, has five manufacturing plants located in each of the main agricultural regions of France. The most recent plant was built in 1991 and went into full production with both two and three-piece can lines by mid-1992.

     Besides food cans for such products as vegetables, mushrooms, fruits, prepared meals and pet foods, Ferembal also manufactures cans for industrial products such as paint, automotive products and motor oil. Ferembal's products include both two and three-piece cans for food, easy-open ends, stylized and "hi-white enamel" cans, and a large number of can products for industrial end uses, all in a number of different diameters. Ferembal's production for the food and pet food markets accounts for approximately 80% of its sales with remaining sales coming from cans produced for industrial products. Ferembal's customers include many leading French and European vegetable and prepared food processors, pet food processors, and paint and other industrial can users.

     OBALEX - The Company, through Ferembal, owns 51% of the outstanding stock
     ------
of Obalex. Obalex, located in the Czech Republic, manufacturers both two and three-piece cans for food which account for approximately 80% of its sales and a number of can products for industrial end users.

     DIXIE UNION - The Company, through its wholly-owned subsidiary, Viatech
     -----------
Holding GmbH, owns all of the outstanding stock of Dixie Union. Dixie Union is headquartered in Kempten, Germany and has subsidiary companies in France and the United Kingdom, which function as a sales, distribution and customer service network. Dixie Union manufactures three main product lines for the packaging industry: multi-layer shrink bags, composite plastic films and packaging machines and slicers. Dixie Union is one of a few companies in Europe which manufacture both packaging films and packaging equipment.

     Dixie Union's customers are primarily processors of meats, cheeses, poultry and fish products, although Dixie Union also produces packaging and machinery for suppliers of technical and medical products. Most of Dixie Union's sales are generated in Europe; however, a number of Dixie Union's packaging machines are sold in the United States through an exclusive distributor, and through agents and distributors on a worldwide basis.

     ONENA AND INGOSA - The Company also owns an 80% interest in Onena and a
     ----------------
99.97% interest in Ingosa, which are located in Pamplona, Spain. Onena manufactures plastic film, and Onena and Ingosa laminate and print a variety of paper, foil and plastic film products. Their major customers are primarily in the food and snack food industries in Spain. During 1994, the Company intends to merge Onena and Ingosa and locate all of the operations at Ingosa's current manufacturing facility, which will be expanded. See Note 2(a) of the Notes to the Consolidated Financial Statements.

                           SELECTED FINANCIAL DATA(1)

                                   1993      1992      1991      1990      1989
                                   ----      ----      ----      ----      ----
Sales (2)                         $481,842  $511,241  $310,654  $292,033  $119,807
                                  ========  ========  ========  ========  ========

Net income (2) (3)                $    988  $  2,063  $  7,394  $  5,059  $  1,672
                                  ========  ========  ========  ========  ========

Earnings per
   common share (3)
   Primary                        $    .33  $    .67  $   2.92  $   2.88  $   1.32
                                  ========  ========  ========  ========  ========
   Fully Diluted                  $    .32  $    .64  $   2.59  $   2.40  $   1.07
                                  ========  ========  ========  ========  ========

Weighted average
   shares outstanding (4)            3,023     3,078     2,533     1,758     1,263
                                  ========  ========  ========  ========  ========

Total assets                      $385,907  $400,010  $410,543  $202,524  $172,815
                                  ========  ========  ========  ========  ========

Long-term debt and capitalized
   lease obligations              $153,982  $165,701  $159,567  $ 65,862  $ 74,952
                                  ========  ========  ========  ========  ========

Total stockholders'
   equity (4)                     $ 60,855  $ 62,935  $ 61,393  $ 23,856  $  9,823
                                  ========  ========  ========  ========  ========

EBITDA (5)                        $ 59,368  $ 64,521  $ 38,393  $ 33,590  $  9,533
                                  ========  ========  ========  ========  ========

Working capital                   $ 66,105  $ 69,158  $ 63,004  $ 48,235  $ 43,743
                                  ========  ========  ========  ========  ========

Current ratio                         1.67      1.69      1.57      1.56      1.63
                                  ========  ========  ========  ========  ========

(1)  In thousands, except per share amounts and current ratio.
(2) In 1993, includes sales of $10,682 and net income of $238 related to the purchase of Obalex. In 1991, includes sales of $17,030 and a net loss of $1,045 related to the purchase of PCI. In 1989, includes sales of $34,538 and net income of $150 related to the purchase of Ferembal.
(3) Includes income for the cumulative effect of accounting change of $460 ($.15 per share primary and $.14 per share fully-diluted) and an extraordinary charge of $1,502 ($.49 per share primary and $.44 per share fully-diluted) in 1992. Includes income for an extraordinary item of $22 ($.01 per share both primary and fully-diluted), and $127 ($.10 per share primary and $.08 per share fully-diluted) in 1990 and 1989, respectively.
(4) The 1991 weighted average shares outstanding include 1,020 shares and 255 warrants to purchase shares sold in June 1991 for net proceeds of $29,453. The 1990 weighted average shares outstanding include 460 shares sold in January 1990 for net proceeds of $6,756.
(5)  Earnings before interest, taxes, depreciation and amortization.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

1993 VS. 1992

Sales declined 5.8% in 1993 to $481,842,000 as compared to $511,241,000 in 1992.
The decrease resulted primarily from changes in foreign currency translation rates which reduced reported sales by $19.8 million as compared to the prior year. A reduction in vegetable can sales in France as a result of inventory reductions by Ferembal's customers (approximately $10 million) and an economic recession in Europe accounted for the remainder of the decline. Increased sales at PCI ($6.3 million) and sales of Obalex ($10.7 million) offset a portion of the decline. Management believes that currency translation rate differences and economic weakness in Europe will continue to negatively impact reported sales in 1994, although less severely than in 1993.

Backlog amounted to approximately $19,868,000 at December 31, 1993 as compared to $19,149,000 at December 31, 1992. The increase in backlog is not expected to have a material effect on the Company's sales in 1994.

Gross profit declined 10% to $87,164,000 as compared to $96,872,000 in 1992. Gross profit margin declined to 18.1% in 1993 from 18.9% in 1992. The decline in gross profit related primarily to the Company's European operations for the reasons noted above.

Selling, general and administrative expenses remained at approximately 13% as a percentage of sales in both 1993 and 1992. As a result of these various factors, operating income was $24,871,000 in 1993 and $29,600,000 in 1992 while the operating income margin amounted to 5.2% in 1993 from 5.8% in 1992.

Net interest expense declined during 1993 to $22,942,000 from $26,023,000 in 1992 as a result of changes in foreign currency translation rates, lower average outstanding debt balances and lower interest rates primarily in the Company's European operations.

The Company's consolidated effective tax rate amounted to approximately 153% in 1993 compared to 87% in 1992. The higher effective tax rate reflects the low level of tax benefits accrued at the Company's loss operations offset by the provision for taxes applicable to the Company's profitable operations.

Minority interest in each of 1993 and 1992 reflects the interests of other shareholders in PCI, Ferembal and Onena, and of Obalex in 1993.

Net income amounted to $988,000 ($.33 per share) in 1993 as compared to $2,063,000 ($.67 per share) in 1992. Included in net income in 1992 was the cumulative effect of an accounting change relating to the adoption of FASB No. 109 amounting to $460,000 ($.15 per share) and an extraordinary loss related to the write-off of a deferred financing fee of $1,502,000 ($.49 per share).

1992 VS. 1991

     Sales increased 65% in 1992 to $511,241,000 as compared to $310,654,000 in 1991. This increase resulted primarily from the acquisition of CPC in November 1991 ($183,712,000 in 1992 and $17,030,000 in 1991) and from an approximately 6%
improvement in foreign currency translation rates over the prior year. Sales in 1992 were negatively impacted by a poor harvest in France for some crops because of adverse weather conditions and general economic weakness in both the United States and Europe. Management believes the negative impact of the poor harvest amounted to about $2,000,000 and about $3,000,000 related to weak economies.

     Gross profit increased by 40% or $27.5 million to $96.9 million in 1992. The increase in gross profit also related to the acquisition of CPC ($28,388,000 in 1992 and $1,568,000 in 1991) and foreign currency translation rates. Gross profit as a percentage of sales declined to 18.9% in 1992 from 22.3% in 1991. The percentage decline relates to a generally lower gross profit margin at CPC than at the Company's other operating subsidiaries primarily because of CPC's substantially higher depreciation charges relating to the write-up of its assets at acquisition. However, the Company's other operations also reported a decline in gross profit margin to 21.6% in 1992 from 23.1% in 1991. Other factors reducing gross profit margins were pricing pressures in the packaging machine business at Dixie Union which is expected to continue so long as Europe remains in a recession, and increased raw material costs at Ferembal which are not expected to continue to increase so long as Europe remains in a recession.

     Backlog declined approximately $7.9 million from December 31, 1991 to December 31, 1992. Of this amount approximately $1.7 million related to currency translation rates. Economic weakness, primarily in Europe, accounted for approximately $5.8 million while economic weakness in the United States accounted for approximately $.4 million. Approximately 80% of the decline related to Dixie Union with most of the remainder attributable to reduced backlog at Onena. The declining backlog could be expected to result in lower sales at Dixie Union and Onena during the first half of 1993 compared to the same period of 1992.

     Selling, general and administrative expenses remained at approximately 13% in each of 1992 and 1991. As a result of these factors operating income amounted to $29,600,000 in 1992 as compared to $27,356,000 in 1991. Operating income increased

$2,883,000 in 1992 and declined $1,214,000 in 1991 as a result of the acquisition. The operating income margin declined from 8.8% in 1991 to 5.8% in 1992, again primarily resulting from a lower level of the operating income margin at PCI than at the remainder of the Company's operations. However, the operating profit margin in the remainder of the Company's operations also declined from 9.7% in 1991 to 9.0% in 1992.

     Net interest expense rose substantially in 1992 to $26,023,000. Besides the increase resulting from the acquisition of CPC ($10,095,000 in 1992 and $884,000 in 1991), European interest rates were higher during 1992 than 1991. Additionally, the Company earned substantial interest income during 1991 from the proceeds of a stock offering. Foreign currency exchange losses were also higher in 1992 than 1991 primarily as a result of the devaluation of the pound.

     The Company's consolidated effective tax rate in 1992 amounted to 87% as compared to 42% in 1991. The higher effective tax rate in 1992 reflects the effect of offsetting relatively low levels of tax benefits to pre-tax losses recognized by CPC against the provision for taxes applicable primarily to Ferembal's pre-tax income.

     Minority interest in each of 1992 and 1991 reflects the interest of other shareholders in PCI, Ferembal, and Onena, and of Dixie Union in 1991. The change in minority interests results principally because the minority shareholder of PCI absorbed 50% of PCI's losses, which were greater in 1992 than in 1991.

     Income before cumulative effect of accounting change and extraordinary item amounted to $3,105,000 ($1.01 per share) in 1992 as compared to $7,394,000 ($2.92 per share) in 1991. Cumulative effect of accounting change related to the adoption of FASB No. 109 on January 1, 1992 and amounted to $460,000 ($.15 per share) in 1992. The extraordinary loss related to the write-off of a deferred financing fee from the acquisition of CPC and amounted to $1,502,000 ($.49 per share) in 1992. As a result, net income amounted to $2,063,000 ($.67 per share) in 1992 and $7,394,000 ($2.92 per share) in 1991.

FINANCIAL CONDITION

Capital Requirements

     The packaging business utilizes relatively large amounts of specialized machinery and equipment which are periodically upgraded or replaced.

     Capital expenditures in 1993 amounted to $22,154,000 primarily for the purchase of machinery and equipment. During 1993, major capital expenditures included the purchase of extrusion blow-molding lines and line changes for barrier containers for food products and an easy-open end line for cans.

Expenditures in 1994 are expected to amount to approximately $25,500,000 and be similar in character to those in 1993. Approximately $1 million is expected to be spent on a building addition at Ingosa during 1994.

     During 1993, Ferembal increased its ownership interest in Obalex to 51% through the issuance by Obalex of an additional 17% of its shares for a capital contribution by Ferembal of approximately $3,000,000. See Note 2(b).

     During 1993 the Company purchased substantially all of the shares of Ingosa for nominal consideration. The Company intends to merge the operations of Onena and Ingosa during 1994 and has entered into an agreement with the Spanish provincial government to capitalize certain amounts due it by Ingosa for 41% of the equity of the merged entity. The merger is expected to be completed by June 30, 1994 and to be legally effective as of January 1, 1994. See Note 2(a).

     The Company has actively pursued acquisition possibilities in 1993 and intends to continue to do so in 1994 and later years. It is presently the Company's intention to finance any acquisitions by leveraging the assets of the company to be acquired or, possibly, through the issuance of stock. There are no plans presently to utilize any substantial portion of the existing capital resources of the Company in an acquisition.

     The Company met its 1993 capital requirements with cash generated from operations, from existing funds, and through borrowings. It is anticipated that most expenditures in 1994 will be financed in a similar manner.

LIQUIDITY

     The Company's liquidity position at December 31, 1993 remained essentially unchanged from the prior year end. Working capital decreased to $66.1 million at December 31, 1993 from $69.2 million at December 31, 1992. The current ratio was 1.67 at December 31, 1993 and 1.69 at December 31, 1992.

     The Company's cash position decreased by approximately $1.5 million between December 31, 1993 and 1992. Cash flows from operating activities provided $28.9 million for the Company in 1993 most of which related to depreciation and amortization. Of the cash provided by operating activities, the Company invested a substantial portion of such funds in capital expenditures amounting to $22.2 million. Additionally, the Company used a net amount of $9.0 million in financing activities primarily for the repayment of short and long-term borrowings.

     At December 31, 1993, the Company had available a credit line of $3,150,000 under a Revolving Credit Facility. The Company's packaging subsidiaries had available various credit facilities of $42.7 million at December 31, 1993. However, the

Company's ability to draw upon these lines for other than certain subsidiary purposes is restricted.

     The Company expects that cash from operations and its existing banking facilities will be sufficient to meet its needs in 1994 and on a long-term basis.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Company and its subsidiaries account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS No. 109) issued in February 1992. This statement requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards, to the extent that realization of such benefits is more likely than not.

As discussed in Note 10, PCI has tax net operating loss carryforwards (NOL's) totaling approximately $45,000,000 which expire between 2006 and 2008. FAS No. 109 requires that the tax benefit of such NOL's be recorded as an asset to the extent that management assesses the utilization of such NOL's to be "more likely than not". Management has determined, based on the Continental Plastic Container Company's history of prior operating earnings and its expectations for the future, that operating income of PCI will more likely than not be sufficient to utilize at least $28,500,000 of the $45,000,000 of NOL's prior to their ultimate expiration in the year 2008.

The NOL's available for future utilization were generated principally by an operating loss in the short period following the November 1991 purchase and additional interest expense on debt incurred in connection with the purchase. Additionally, in the year ended December 31, 1992, an extraordinary loss was incurred due to the write-off of deferred financing costs relating to a short-term note which was refinanced. The operations of the Continental Plastic Container Companies have historically been profitable (excluding non-recurring items). In assessing the likelihood of utilization of existing NOL's, management considered the historical results of the Continental Plastic Container Companies' operations both prior to the purchase and as subsidiaries of PCI subsequent to the purchase, and the current operating environment.

In 1992, PCI adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-retirement Benefits Other than Pensions". There was no cumulative effect of the change in accounting for post-retirement benefits, as the accumulated post-retirement benefit obligation (APBO) existing at January 1, 1992 equaled the amount recorded in the prior year as part of the purchase accounting adjustments. PCI continues to fund benefit costs on a pay-as-you-go basis. See Note 13 for more information.

NEW ACCOUNTING STANDARD NOT ADOPTED

     PCI provides certain post-employment benefits to former and inactive employees, their beneficiaries and covered dependents. These benefits include disability related benefits, continuation of health care benefits and life insurance coverage. In November 1992, the Financial Accounting Standards Board issued SFAS No. 112, "Employers' Accounting for Post-Employment Benefits", which requires employers to recognize the obligation to provide post-employment benefits and an allocation of the cost of those benefits to the periods the employees render service. Implementation of SFAS No. 112 will be required of PCI in 1994. The effect of the implementation of this Statement has not been determined. However, management believes the impact will not be significant to the consolidated financial statements.

INFLATION AND CHANGING PRICES

     Costs and revenues are subject to inflation and changing prices in the packaging business. Since all competitors are similarly affected, product selling prices generally reflect cost increases resulting from inflation. Inflation has not been a material factor in the Company's revenues and earnings in the past three-years.

                 CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1993 AND 1992


(In thousands)
                                            1993       1992
                                          --------   --------
ASSETS
Current assets:
  Cash and cash equivalents               $ 12,741   $ 14,275
  Investments                                  317        851

  Accounts receivable:
   Trade accounts                           71,899     71,389
   Other                                     8,357      9,195
   Less allowance for doubtful accounts     (3,522)    (3,622)
                                          --------   --------

  Accounts receivable, net                  76,734     76,962
                                          --------   --------

  Inventories                               69,503     72,252
  Prepaid expenses and other
   current assets                            4,911      4,765
                                          --------   --------

           Total current assets            164,206    169,105
                                          --------   --------

Property, plant and equipment, at cost:
  Land, building and building
   improvements                             43,733     41,249
  Manufacturing machinery and
   equipment                               206,423    191,884
  Furniture, fixtures and equipment          7,379      7,538
   Construction in progress                  9,732      7,557
                                          --------   --------
                                           267,267    248,228

  Less accumulated depreciation and
   amortization                            (84,192)   (60,869)
                                          --------   --------

     Net property plant and equiptment     183,075    187,359
                                          --------   --------

Goodwill, net of accumulated
 amortization                               13,369     14,425
Other assets                                25,257     29,121
                                          --------   --------

           Total assets                   $385,907   $400,010
                                          ========   ========



 See accompanying notes to consolidated  financial statements.

                 CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)


(In thousands)
                                                       1993       1992
                                                   --------   --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities:
   Short term borrowings                           $  6,378   $  3,986
   Accounts payable - trade                          40,828     42,921
   Accrued liabilities:
   Employee compensation and benefits                16,075     17,274
   Other accrued expenses                            15,887     18,054
   Current installments of long
    term debt and obligations under capital
    leases                                           13,487      9,201

   Income taxes payable                                 635        482
   Other current liabilities                          4,811      8,029
                                                   --------   --------

            Total current liabilities                98,101     99,947


Long term debt, excluding current installments      140,481    149,742
Obligations under capital leases,
 excluding current installments                      13,501     15,959
Deferred income taxes                                 2,717      2,973
Other                                                38,137     39,340
                                                   --------   --------

            Total liabilities                       292,937    307,961


Minority interest                                    32,115     29,114

Stockholders' equity:
Capital stock:
  First preferred stock, cumulative $25 par value.
   Authorized 250,000 shares; no shares issued.           -          -
  Second preferred stock, 4% non-cumulative,
   $100 par value.  Authorized 1,535 shares;
   no shares issued.                                      -          -
  Common stock, $.25 par value.  Authorized
   20,000,000 shares; Outstanding 2,879,158
   shares in 1993 and 2,858,026 shares in 1992.         720        715
                                                   --------   --------
                                                        720        715

Additional paid-in capital                           41,414     41,235
Retained earnings                                    21,742     20,754


Cumulative foreign currency translation
 adjustment                                          (3,021)       231
                                                   --------   --------

            Total stockholders' equity               60,855     62,935
                                                   --------   --------

            Total liabilities and
            stockholders' equity                   $385,907   $400,010
                                                   ========   ========


See accompanying notes to consolidated financial statements.

                 CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


(In  thousands,  except  per  share  data)

                                                 1993         1992        1991
                                               --------    --------    --------
Sales                                          $481,842    $511,241    $310,654
Cost of sales                                   394,678     414,369     241,301
                                               --------    --------    --------
    Gross profit                                 87,164      96,872      69,353
Selling, general and administrative
expenses                                         62,293      67,272      41,997
                                               --------    --------    --------
    Operating income                             24,871      29,600      27,356
                                               --------    --------    --------
Other income (expense):
  Interest expense, net                         (22,942)    (26,023)    (12,569)
  Foreign currency exchange loss                   (134)       (562)       (123)
  Other - net                                       (55)        559         190
                                               --------    --------    --------
    Net other expense                           (23,131)    (26,026)    (12,502)
                                               --------    --------    --------

Income before provision for income
 taxes, minority interest, extraordinary
 item and cumulative effect of
 accounting change                                1,740       3,574      14,854
Provision for income taxes                        2,655       3,117       6,204
                                               --------    --------    --------

Income (loss) before minority interest,
 extraordinary item and cumulative effect
 of accounting change                              (915)        457       8,650


Minority interest                                (1,903)     (2,648)      1,256
                                               --------    --------    --------
Income before extraordinary item and
 cumulative effect of accounting
 change                                             988       3,105       7,394
Extraordinary item, net                               -      (1,502)          -
Cumulative effect of accounting
 change, net                                          -         460           -
                                               --------    --------    --------
Net income                                     $    988    $  2,063    $  7,394
                                               ========    ========    ========

Earnings (loss) per common share -
 Primary:
  Before extraordinary item and
   cumulative effect of accounting
   change                                      $   0.33    $   1.01    $   2.92
  Extraordinary item                                  -       (0.49)          -
  Cumulative effect of accounting
   change, net                                        -        0.15           -
                                               --------    --------    --------
Net earnings per common share -
 primary                                       $   0.33    $   0.67    $   2.92
                                               ========    ========    ========

Earnings (loss) per common share -
 assuming full dilution:
   Before extraordinary item and
    cumulative effect of accounting
    change                                     $   0.32    $   0.94    $   2.59
    Extraordinary item                                -       (0.44)          -
    Cumulative effect of accounting
     change, net                                      -        0.14           -
                                               --------    --------    --------
Net earnings per common share -
assuming full dilution                         $   0.32    $   0.64    $   2.59
                                               ========    ========    ========

See accompanying notes to consolidated financial statements.

                 CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

(In thousands)
                                                                                    Cumulative
                                                                                     Foreign
                                                             Additional              Currency        Total
                                           Number    Common   Paid-in    Retained  Translation   Stockholders'
                                          of Shares  Stock    Capital    Earnings   Adjustment       Equity
                                          ---------  ------  ----------  --------  ------------  -------------
 Balances, January 1, 1991                    1,748    $437     $ 9,792   $11,297      $ 2,330         $23,856
   Net income                                     -       -           -     7,394            -           7,394
   Sale of common stock                       1,020     255      29,198         -            -          29,453
   Common stock issued to employees
     and upon conversion of debentures           16       4         153         -            -             157
   Foreign currency translation
     adjustment                                   -       -           -         -          533             533
                                          ---------  ------  ----------  --------  ------------  -------------
Balances, December 31, 1991                   2,784    $696     $39,143   $18,691      $ 2,863         $61,393
   Net income                                     -       -           -     2,063            -           2,063
   Common stock issued to employees
     and upon conversion of debentures
     and warrants                                74      19       2,092         -            -           2,111
   Foreign currency translation
     adjustment                                   -       -           -         -       (2,632)         (2,632)
                                          ---------  ------  ----------  --------  ------------  -------------
 Balances, December 31, 1992                  2,858    $715     $41,235   $20,754      $   231         $62,935
   Net income                                     -       -           -       988            -             988
   Common stock issued to employees
     and upon conversion of debentures
     and warrants                                21       5         179         -            -             184
   Foreign currency translation
     adjustment                                   -       -           -         -       (3,252)         (3,252)
                                          ---------  ------  ----------  --------  ------------  -------------
 Balances, December 31, 1993                  2,879    $720     $41,414   $21,742      $(3,021)        $60,855
                                          =========  ======  ==========  ========  ============  =============





See accompanying notes to consolidated financial statements.

                 CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

(In thousands)
                                                  1993        1992         1991
                                                -------     --------     -------
Cash Flows From Operating Activities:
  Net income                                    $   988      $ 2,063     $ 7,394
Adjustments To Reconcile Net Income To
  Net Cash Provided by Operating Activities:
   Depreciation and amortization                 34,686       34,924      10,970
   Extraordinary loss on write off of                 -        1,502           -
    capitalized finance costs, net
   Minority interest                             (1,903)      (2,648)      1,256
   Deferred income taxes                         (1,554)      (2,285)         53
   (Gain) loss on sale of capital assets            363         (534)       (276)
   Provision for losses on accounts receivable      915          210       1,332
   Foreign currency exchange (gain) loss            (17)          13          21
   Changes In Assets and Liabilities, Net of
    Effects of Acquisition:
      (Increase) decrease in accounts
       receivables                               (1,691)       7,815      (3,254)
      Decrease in other receivables               3,941          198         121
      (Increase) decrease in inventories          3,993       (8,260)       (452)
      (Increase) decrease in prepaid expenses
       and other current assets                     146       (1,632)       (716)
      (Increase) in intangible assets               (16)           -      (4,210)
      (Increase) decrease in other assets          (481)        (465)        183
      Increase (decrease) in accounts payable    (4,963)         441        (156)
      Increase in accrued liabilities               465        1,642       1,356
      Increase (decrease) in income taxes
       payable                                      329       (1,403)       (824)
      Increase (decrease) in other liabilities   (6,303)      (1,247)      1,556
                                                -------      -------     -------
        Net Cash Provided by Operating
         Activities                              28,898       30,334      14,354

Cash Flows From Investing Activities:
   Purchase of minority interests                  (213)        (120)    (11,855)
   Investment in government securities and
    bonds                                             5            -      (1,710)
   Proceeds from investments                        534        1,349       7,558
   Proceeds from sale of capital assets             770        1,434       1,033
   Capital expenditures, net of investment
    grants                                      (22,154)     (26,393)    (13,959)
   Purchase of equipment for customer
    reimbursement                                     -         (999)       (500)
   Cash used to purchase PCI, net of cash
    acquired                                          -            -     (49,130)
   Cash used to purchase Obalex, net of cash
    acquired                                          -       (1,086)          -
                                                -------      -------     -------
        Net Cash Used in Investing
         Activities                             (21,058)     (25,815)    (68,563)

Cash Flows From Financing Activities:
   Minority investment in subsidiary                  -            -       1,245
   Principal payments of long term debt
    and obligations under capital leases         (9,379)    (135,397)    (23,399)
   Proceeds from long-term debt and
    obligations under capital leases                827      135,378      11,959
   Common stock issued upon conversion
    of debentures and warrants                      184        2,111         157
   Proceeds from sale of common stock                 -            -      29,453
   Proceeds from (repayments of) short
    term borrowings                                (339)      (3,613)      5,721
   Dividends paid by subsidiary to
    minority interest                              (344)         (80)          -
   Capital contribution to PCI by
    minority interest                                 -            -      30,000
                                                -------      -------     -------
        Net Cash Provided by (Used in)
         Financing Activities                    (9,051)      (1,601)     55,136

Effect of exchange rate changes on cash            (323)        (169)       (967)
                                                -------      -------     -------
Net Increase (decrease) in cash and cash
 equivalents                                     (1,534)       2,749         (40)
Cash and cash equivalents at beginning
 of year                                         14,275       11,526      11,566
                                                -------      -------     -------
Cash and cash equivalents at end of year        $12,741      $14,275     $11,526
                                                =======      =======     =======

See accompanying notes to consolidated financial statements.

CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

(1) Accounting Policies and Other Matters

(a)  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Continental Can Company, Inc. (the Company), its majority-owned foreign and domestic subsidiaries and, subsequent to acquisition on November 21, 1991, its 50% interest in Plastic Containers, Inc. (PCI). During 1992, the Company entered into an agreement which gave the Company a proxy to vote an additional 1% of the shares of PCI (see Note 2(c)). The proxy provides the Company with effective control over PCI and, accordingly, the Company's interest in PCI is reflected on a consolidated basis.

At December 31, 1993, the Company owned the following packaging related businesses: 85% of Ferembal S.A. (Ferembal), located in France which in turn owns 51% of Obalex A.S. (Obalex) located in the Czech Republic; 100% of Viatech Holding GmbH (Holding), which in turn owns all of the outstanding shares of Dixie Union Verpackungen GmbH (Dixie Union), located in the Federal Republic of Germany; and 80% of Onena Bolsas de Papel, S.A. (Onena), and 99.97% of Industrias Gomariz, S.A. (Ingosa), both located in Spain. As mentioned above, the Company also owns 50% of PCI, which in turn owns 100% of Continental Plastic Containers, Inc. and Continental Caribbean Containers, Inc. (collectively, CPC). In addition, the Company owns 100% of an engineering firm, Lockwood, Kessler & Bartlett, Inc.

At December 31, 1992 the Company's then 34% interest in Obalex was reflected on the equity method of accounting. In 1993, the Company increased its interest in Obalex to 51% and accordingly the Company's interest is now reflected on a consolidated basis.
Minority interests reflected in consolidation represent the portions of Ferembal, Holding, Onena, Ingosa and PCI not owned by the Company. See Note 2.

All significant intercompany balances and transactions have been eliminated.

(b)  Inventories

Inventories consist principally of packaging materials, repair parts and supplies. The manufacturing inventories of PCI are stated at the lower of cost applied on the last-in, first-out (LIFO) method, which is not in excess of market. Inventories of the Company's other subsidiaries and the repair parts and supplies inventories of PCI are stated at the lower of cost on a first-in, first-out (FIFO) basis or market.

(c)  Depreciation and Amortization

Depreciation and amortization of property, plant and equipment are computed on a straight-line basis over the estimated useful lives of the assets, as follows:

                                          Estimated
                                        useful lives
                                           (years)
Building and building improvements        10 to 35
Manufacturing machinery and equipment      5 to 20
Furniture, fixtures and equipment          5 to 10

Leasehold improvements are amortized over their estimated useful lives or the term of the lease, whichever is less.

Provision for amortization of intangible assets is based upon the estimated useful lives of the related assets and is computed using the straight-line method. Intangible assets resulting from the acquisitions of (a) PCI consist of
(i) a non-compete agreement and acquisition and financing costs (amortized over five-years), and (ii) customer contracts (amortized over ten years); and (b) Ferembal consist of patents (amortized on a straight-line basis over their estimated useful lives) and goodwill (amortized on a straight line basis over forty years).

(d)  Income Taxes

The Company files a consolidated tax return for U.S. purposes for itself and its domestic subsidiaries (to the extent it owns at least 80% of such subsidiaries). Separate returns are filed for all other subsidiaries. U.S. deferred income taxes have not been provided on the unremitted earnings of the Company's foreign subsidiaries to the extent that such earnings have been invested in the business, as any taxes on dividends would be substantially offset by foreign and other tax credits.

Effective January 1, 1992, the Company implemented the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" (see Note 10). The cumulative effect of adopting SFAS No. 109 is reflected in the consolidated statement of earnings. SFAS No. 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Prior to the implementation of SFAS No. 109, the Company accounted for income taxes using Accounting Principles Board Opinion No. 11.

(e)  Foreign Currency Translation

The accounts of Ferembal and its subsidiary, Obalex, Holding and its subsidiary, Dixie Union, Onena and Ingosa have been converted to U.S. dollars utilizing SFAS No. 52, "Foreign Currency Translation", under which assets and liabilities are translated at the exchange rate in effect at the balance sheet date, while revenues, costs and expenses are translated at the average exchange rate for the reporting period. Resulting unrealized net gains or losses are recorded as a separate component of stockholders' equity. Realized foreign exchange gains or losses are reflected in operations.

(f)  Statement of Cash Flows

The Company considers securities purchased within three months of their maturity date to be cash equivalents. Cash equivalents consist of short-term investments in government securities and bonds.

     Cash paid for interest and income taxes was as follows:

                     1993     1992     1991
                     ----     ----     ----
                         (in thousands)
Interest          $23,386  $25,535  $13,734
Income taxes        4,667    6,666    6,561

As partial consideration for the purchase of CPC, PCI gave a secured promissory note for $100,000,000 effective November 22, 1991. See Note 2(c).

(g)  Research and Development

Research and development costs are charged to expense as incurred. Such costs amounted to approximately $12,862,000, $14,603,000, and $4,194,000 in 1993,
1992, and 1991, respectively.

(h)  Accounting for Post-retirement Benefits Other Than Pensions

In 1992, the Company adopted SFAS No. 106, "Employer's Accounting for Post-retirement Benefits Other Than Pensions", which requires a calculation of the actuarial present value of expected benefits to be paid to or for employees after their retirement and an allocation of the cost of those benefits to the periods the employees render service (see Note 13).

(i)  Insurance

Prior to November 21, 1991, CPC was self-insured for the purposes of providing workers' compensation, general liability and property and casualty insurance coverages up to varying deductible amounts. CPC's former owner's risk management consulting services determined CPC's required reserves for asserted and unasserted claims based on actuarially determined loss experience. Subsequent to November 21, 1991, PCI purchased commercial insurance policies, but remained self-insured for coverages up to varying deductible amounts. PCI's self-insurance reserves are included in other liabilities in the consolidated balance sheets. Costs charged to operations for self-insurance for the years ended December 31, 1993 and 1992 were $2,268,000 and $2,078,000, respectively, and for the period from November 22, 1991 through December 31, 1991 were $222,000.

(j)  Plant Rationalization and Realignment

PCI records an estimate of the liabilities associated with the closing of specific manufacturing facilities. Costs (income) charged to operations for these programs were $(135,000), and $159,000 for the years ended December 31, 1993 and 1992 respectively, and $32,000 for the period from November 22, 1991 through December 31, 1991. Net income was recognized in 1993 due to a sublease of the related facilities. Included in other current liabilities at December 31, 1993 is $472,000 ($1,734,000 at December 31, 1992)
related to accruals for plant rationalization and realignment.

(k)  Earnings Per Share

     Earnings per common share is based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include dilutive stock options (using the treasury stock method) exercisable under the Company's option plans and warrants. Weighted average shares outstanding in 1993, 1992, and 1991 were 3,023,062, 3,078,387, and 2,532,967, respectively.

     Earnings per common share, assuming full dilution, gives effect to the conversion of the Company's outstanding 10-3/4% Convertible Subordinated Debentures as if such Debentures had been converted, after elimination of related interest expense, net of income tax benefit.

(l)  Reclassifications

     Certain reclassifications have been made to conform prior year financial statements to the 1993 presentation.

(2)  Acquisitions

(a)  Ingosa

     On November 30, 1993, the Company purchased substantially all of the shares of Ingosa for nominal consideration. Ingosa, located in Pamplona, Spain, is a flexible packaging manufacturer which laminates and prints plastic, paper and foil materials primarily for the food industry in Spain. The acquisition is being accounted for under the purchase method. In connection with this transaction the excess of the fair value of the net assets acquired over the purchase price was allocated to property, plant and equipment. Such allocation has been based on preliminary estimates which may be revised at a later date.

     In addition, the Company entered into an agreement with the provincial government through SODENA, an economic development corporation owned by the government. The agreement, which was subsequently legislatively ratified in 1994, contemplates that Onena will be merged into Ingosa. SODENA will receive 41% of the equity in the combined entity in exchange for the elimination of $3,736,000 (534 million pesetas) in overdue local taxes owed by Ingosa. In addition, SODENA will provide the merged entity with a $2,100,000 (300 million pesetas) interest free loan for a period of up to 4 years secured by Onena's existing land and building and provide certain other incentives to the merged entity. The Company has agreed to invest $700,000 (100 million pesetas) in the merged entity as additional equity. The various transactions contemplated pursuant to this agreement are expected to be completed during the second quarter of 1994 and to be legally effective as of January 1, 1994.

(b)  Obalex

On November 27, 1992, Ferembal acquired 34% of the stock of Obalex A.S., a producer of food cans in the Czech Republic, for approximately $3,021,000 and simultaneously entered into two agreements to provide Obalex with training, a technology license, and certain equipment, which approximates Ferembal's estimated cost of providing such training, technology and equipment. Ferembal paid approximately $1,086,000, with a balance of $1,935,000, paid in December 1993.

In 1993, Ferembal, pursuant to a pre-emptive right, subscribed to a share issue which gave Ferembal an additional 17% interest in the common stock of Obalex for approximately $3,000,000.

These transactions have been accounted for under the purchase method with the purchase price allocated to the fair value of the net assets acquired.

(c)  PCI

During 1991, the Company and Merrywood, Inc. (Merrywood) each invested $30,000,000 for respective 50% interests in PCI. On November 21, 1991, PCI purchased all of the outstanding stock of CPC, manufacturer of a wide range of blow-molded plastic containers for the food, automotive, personal care and household, industrial and agricultural chemical markets. The purchase price of approximately $153,450,000 included $135,450,000 as the purchase price for the stock acquired, $15,000,000 as consideration for a non-competition agreement, and $3,000,000 as fees for providing financing. Of the total consideration, $53,450,000 was paid in cash and $100,000,000 was represented by a secured promissory note of PCI, guaranteed by CPC. PCI's results are reflected in the Company's consolidated financial statements after consideration of purchase accounting adjustments recorded by PCI.

In 1992, PCI issued $110,000,000 in senior secured notes, the proceeds of which were used to retire the secured promissory note of PCI (see Note 9(c)). In connection with the retirement of the promissory note, PCI incurred an extraordinary loss of $3,005,000 on the write-off of capitalized financing costs. The Company has reflected this item in its consolidated statement of earnings, net of the portion attributable to the minority interest in PCI.

In addition to the foregoing amounts to purchase CPC, PCI had agreed to pay the seller an amount equal to 30% of the amount by which CPC's sales (adjusted to reflect resin prices in effect on August 31, 1991) for 1992 and 1993 exceeded $218,000,000 and $224,000,000, respectively. No additional payments were required.

During 1992, the Company entered into an agreement with Merrywood pursuant to which Merrywood granted the Company a proxy, irrevocable until August 6, 1998, to vote an additional 1% of the PCI common stock. The agreement also provides (i) that Merrywood has the right to require the Company to purchase its 50% interest in PCI for $30,000,000, plus interest at 1% over the prime rate from November 21, 1991, and (ii) that after July 1, 1994, Merrywood has the right to exchange its 50% interest in PCI for 887,500 shares of the Company's common stock (adjusted for any future stock split, stock combination or reclassification) representing approximately 31% of the total number of shares currently outstanding. In addition, pursuant to the agreement, the Company gave Merrywood three voting and one non-voting position on the Company's board of directors. If Merrywood has not elected to require the Company to purchase its interests in PCI for cash by August 7, 1998, then Merrywood's PCI shares are required to be exchanged for shares of the Company's Common Stock.

(d)  Minority Interest in Dixie Union

In July 1991, the Company purchased the 49% minority interest in the equity of Viatech Holding GmbH owned by the Dow Chemical Company (Dow) for $5,804,000 in a transaction accounted for under the purchase method. In connection with this transaction, the excess of the fair value of the net assets acquired over the purchase price was allocated to property, plant and equipment. In addition, the Company entered into a new technology transfer agreement with Dow with regard to certain extrusion and polymer technology. The effective period is five-years, commencing 1991, and the annual royalty paid is $280,000.

(e)  Ferembal

During the two-year period ended December 31, 1993, the Company purchased approximately 1% of the outstanding shares of Ferembal for $333,000. In August 1991, the Company purchased approximately 16% of the outstanding shares of Ferembal from Citicorp Capital Investors Europe Limited and certain of its affiliates for an aggregate consideration of $6,051,000. As a result of these transactions, the Company's equity interest in Ferembal increased from 68% (as acquired during 1989) to 85%. These transactions have been accounted for under the purchase method, with the excess of cost over the fair value of the net assets acquired (approximately $3.6 million) being amortized on a straight-line basis over forty years. As part of the 1989 purchase of Ferembal, goodwill of approximately $10.0 million (amortized over 40 years) was recorded and a junior subordinated convertible bond was issued which, if converted at December 31, 1993, would reduce the Company's percentage ownership of Ferembal to 64%. (See
Note 9(d)).

The accumulated amortization of goodwill relating to Ferembal amounted to $1,442,000 and $1,083,000 at December 31, 1993 and 1992, respectively.

During the year ended December 31, 1991, Ferembal created Ferembal Investissement S.A. (Investissement) for the purpose of holding a subsidiary, Ferembal Sud Ouest S.A. (Sud Ouest). Investissement was capitalized with 150,000 shares of 100 francs par value. Ferembal holds 80,000 shares and two banks, Credit du Nord and Societe Generale, hold the remaining 70,000 shares. Ferembal has entered into an agreement with the banks whereby it has guaranteed to purchase the shares between the dates of May 1, 1995 and December 31, 1996.

(3)  Investments

At December 31, 1993 and 1992, short-term investments consisted principally of U.S. treasury bills and government agency securities. All investments are recorded at cost, which approximates market.


(4)  Accounts Receivable and Business/Credit Concentrations

Most of the Company's customers are located in the United States and Europe. Sales to two customers in 1993, two customers in 1992 and three customers in 1991 accounted for 15%, 15% and 24% of the Company's sales, respectively; accounts receivable from two customers at December 31, 1993 and from three customers at December 31, 1992 amounted to 19%, and 24%, respectively, of the Company's total stockholders' equity.

Included in other accounts receivable at December 31, 1993 are $3,024,000 due from a customer for equipment purchases, engineering fees billed of $2,250,000 ($3,297,000 at December 31, 1992), recoverable value added taxes of $686,000 ($2,993,000 at December 31, 1992) related to Ferembal, and a loan aggregating $34,986 ($166,060 at December 31, 1992) to the Company's Chairman. The loan bears interest at prime + 1% and matures no later than December 31, 1994.

(5)  Inventories

Inventories consist principally of packaging materials. The components of inventory at December 31 were as follows:


                                             1993     1992
                                          -------  -------
                                           (in thousands)
Raw materials and supplies                $31,774  $33,168
Work in process                             5,834    7,025
Finished goods                             31,720   31,947
                                          -------  -------
                                           69,328   72,140
LIFO reserve                                  175      112
                                          -------  -------
                                          $69,503  $72,252
                                          =======  =======


(6)  Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets at December 31, were as follows:

                                             1993    1992
                                           ------  ------
                                           (in thousands)
Prepaid expenses                           $2,367  $2,948
Other                                       2,544   1,817
                                           ------  ------
                                           $4,911  $4,765
                                           ======  ======

Ferembal entered into an agreement with a local municipality in France for the sale, at cost, of land and buildings under construction at December 31, 1991. Ferembal then agreed to lease the land and buildings from the municipality under a 20-year operating lease. Ferembal may terminate the lease at any time in the first six-years, without penalty, and upon agreement thereafter. Rental payments to the municipality will be determined on the cost of the land and buildings, less any government subsidies received, plus interest, and will be payable over the 20-year term. At December 31, 1992, the construction of the buildings was complete and the cost of such land and buildings were considered to be assets held for sale and were presented as other current assets in the amount of $1,560,000. The sale of the land and buildings occurred on January 11, 1993 at cost. Payment is due in the second quarter of 1994.

(7)  Other Assets

     The components of other assets at December 31 were as follows:

                                                           1993        1992
                                                           ----        ----
                                                            (in thousands)
Intangibles:
  Non-compete agreements                                $15,000     $15,000
  Financing and  acquisition costs                        6,469       6,659
  Customer contracts                                      7,630       7,630
  Patents                                                   679         726
  Technical licenses                                        784           -
Deferred tax assets                                       2,482         988
Non-current receivables,
  principally VAT                                         1,832         191
Investment in Obalex                                          -       3,021
Other                                                       599         484
                                                        -------     -------
                                                         35,475      34,699
Less accumulated amortization of
  intangibles                                            10,218       5,578
                                                        -------     -------
                                                        $25,257     $29,121
                                                        =======     =======

(8) Short-term Borrowings

At December 31, 1993 and 1992, approximately $6,378,000 and $3,986,000, respectively, were outstanding representing amounts drawn to cover bank overdrafts. Interest is to be paid at rates ranging from 7.14% to 14%.

At December 31, 1993, Ferembal had short-term unsecured borrowing agreements of approximately $21,000,000, substantially all of which were unused. At December 31, 1993, Holding had total lines of credit available under short-term unsecured borrowing agreements of approximately $9,100,000.

(9) Long-Term Debt, Capital Leases and Other Long-Term Liabilities

Long-term debt and capital leases at December 31, 1993 and 1992 are summarized as follows:

                                                        1993         1992
                                                        ----         ----
                                                         (In thousands)
10.75% Convertible Subordinated
Debentures due 1994 (a)..........................      $1,164      $1,212

Revolving Credit Facility
 due in 1994, with interest at 1% above the prime
 rate (6% at December 31, 1993) (b)..............         850         600

10.75% Senior Secured Notes due 2001 (c)..................  110,000    110,000

Term loan payable between 1993 and 1997 at 10.25%
(denominated in francs:  14 million at December 31, 1993
and 18 million at December 31, 1992)......................    2,369      3,258

Notes payable due in installments through 1997 at the
Paris Inter Bank Offering Rate (PIBOR) (6.53% at December
31, 1993) plus .6% to .75% (denominated in francs:  65
million at December 31, 1993, 85 million at December 31,
1992).....................................................   10,998     15,385

Term loans payable between 1993 and 2001 at weighted
average interest rates of 10% and a range of:  8% to
15.5%; denominated in francs: 27 million at December 31,
1993 and 34 million at December 31, 1992..................    4,535      6,094

Convertible Subordinated Bond due 2000 at PIBOR
(denominated in francs:  10 million at December 31, 1993
and 1992) (d).............................................    1,692      1,810

Term loans payable between 1993 and 2001 at rates of 11.6%
to 15.1% (denominated in Czech crowns:  41 million at
December 31, 1993)........................................    1,007         --

Obligations under capital leases (e)......................   15,863     18,566

Notes payable in 1995 and 1996 at 8.9% to 9.85%
(denominated in deutsch marks:  10 million at December
31, 1993 and 1992)........................................    5,759      6,176

8.85% note payable in thirteen semi-annual installments
beginning in June 1994 (denominated in deutsch marks:
7,630,000 at December 31, 1993, 9,265,000 at December 31,
1992).....................................................    4,394      5,725

Obligations pursuant to extension agreement with regard to
turnover tax (f)..........................................    4,558      1,024

Obligations relating to settlement of social security
assessments (g)...........................................    3,312      3,353

Bank borrowings at an average effective interest rate of
10.7% in 1993, and 11.3% in 1992 (133 million and 187
million pesetas at December 31, 1993 and 1992,
respectively).............................................      932      1,630

Other.....................................................       36         69
                                                           --------   --------
                                                            167,469    174,902
Less current installments.................................  (13,487)    (9,201)
                                                           --------   --------
                                                           $153,982   $165,701
                                                           ========   ========

(a) In May 1987, the Company issued $1,612,875 of 10.75% Convertible Subordinated Debentures due in 1994. Interest payments are payable every six months. Each $15.00 face amount of Debenture, with the payment of an additional $15.00 in cash, is convertible into four shares of Common Stock. The Debentures are callable at the option of the Company. Shares issuable upon conversion of the Debentures amounted to 310,450 at December 31, 1993.

(b) The Company's Revolving Credit Facility provides for borrowings of up to $4 million. A commitment fee of .75% is payable on the unused portion of the facility. There are provisions regarding the maintenance of minimum net worth and demand deposits averaging at least $400,000. The facility is secured by all of the Company's tangible and intangible assets. Subject to certain conditions precedent, the Revolving Credit Facility may be converted into a five-year term note when due.

(c) PCI is required to make four annual sinking fund payments of $22 million each, commencing April 1, 1997 and continuing through April 1, 2000. The notes are redeemable, in whole or in part, at the option of PCI at prices decreasing from 105% of par at April 1, 1997 to par on April 1, 2000. In the event of a change of control of PCI as defined in the indenture, PCI is obligated to offer to purchase all outstanding Senior Secured Notes at a redemption price of 101% of the principal amount thereof, plus accrued interest. In addition, PCI is obligated in certain instances to offer to purchase Senior Secured Notes at a redemption price of 100% of the principal amount thereof, plus accrued interest with the net cash proceeds of certain sales or dispositions of PCI's assets. The indenture places certain restrictions on PCI concerning payment of dividends, additional liens, disposition of the proceeds from asset sales, sale-leaseback transactions and additional borrowings. At December 31, 1993, PCI was in compliance with these restrictions.

(d) In 1989, Ferembal issued a subordinated bond convertible into 100,000 shares of capital stock at the option of the holders at any time prior to October 28, 1999. If exercised, the Company's ownership interest in Ferembal will decrease from the present 85% interest to a 64% interest. If the conversion right is not exercised, the bond becomes due in two equal annual installments beginning in 1999.

(e) The capital lease obligations represent lease payments due through 2005 which are capitalized according to FASB Statement No. 13.

     The following is a schedule of future minimum lease payments under the capitalized leases together with the present value of the net minimum lease payments as of December 31, 1993:

                  Fiscal Year                  (in thousands)
                  -------------------------------------------
                    1994                            $ 3,087
                    1995                              2,907
                    1996                              2,758
                    1997                              2,688

                  1998                      2,618
              Later Years                  10,317
                                          -------
Total minimum lease payments               24,375
Less amount representing interest          (8,512)
                                          -------
Present value of net minimum lease
payments, including current maturities,
with interest rates ranging from
8% to 10.5%                               $15,863
                                          =======

In January 1991, Ferembal entered into a sale and lease-back agreement relating to land and buildings at one of its manufacturing facilities with a net book value of approximately $2,394,000. The transaction resulted in a net gain of $284,000. The gain on this transaction was deferred and is being amortized over the lives of the leased assets. The proceeds were used to retire an equivalent amount of senior long-term debt.

(f) In June 1988, Onena settled an outstanding dispute regarding the amount of turnover tax due to the Spanish provincial government. A mortgage on Onena's property, plant and equipment secures the obligation, which amounts to $822,000 (118 million pesetas) at December 31, 1993 and 1992 and is repayable in installments over a six-year term. Also included is $3,736,000 (534 million pesetas) at December 31, 1993 which is due to the Spanish provincial government by Ingosa and which is expected to be capitalized in 1994. See Note 2(a).

(g) In 1992, Onena reached an agreement with regard to sums due to social security which amounts to $2,626,000 (375 million pesetas) at December 31, 1993 (385 million pesetas at December 31, 1992). The agreement provides for a five-year repayment schedule. Also included is $686,000 (98 million pesetas) at December 31, 1993 relating to amounts due to social security by Ingosa which will be repaid over a three-year period beginning in 1994.

Maturities of long-term debt are as follows:

     Year Ending December 31      (In thousands)
     -------------------------------------------
     1994                          $ 12,756
     1995                            10,483
     1996                             7,645
     1997                            25,117
     1998                            23,315
     Later Years                     72,290
                                   --------
                                   $151,606
                                   ========

During 1992, PCI obtained a $15 million credit facility with Citibank, N.A. ("Citibank") under which PCI is able to borrow, on a revolving basis, up to an amount representing specified percentages of PCI's eligible accounts receivable and eligible inventory, not to exceed $15 million outstanding at any time. The facility will mature on its fifth anniversary. The revolving credit loans bear interest at the rate, selected at PCI's option, of 1.5% per annum over the fluctuating alternative base rate of Citibank or 2.75% per annum over the London Inter Bank offering rate of Citibank. Borrowings under the revolving credit facility are guaranteed by CPC and secured by accounts receivable and inventories and a secondary lien on the outstanding stock of CPC. PCI is required to pay Citibank an annual commitment fee of 1/2% of the average daily unused portion of the revolving credit facility. Commitment fees totaled $72,000 and $43,000 for the years ended December 31, 1993 and 1992, respectively. There were no outstanding borrowings under this credit facility at December 31, 1993 and 1992.

This revolving credit facility contains covenants covering, among other things, leverage, cash flow, minimum fixed charge coverage, minimum interest coverage and net worth, and restrictions on capital expenditures, additional indebtedness, sale-leaseback transactions, dividends and other corporate transactions of PCI and its subsidiaries. At December 31, 1993, PCI was in compliance with the covenants. PCI is required to have no outstanding borrowings under the revolving credit facility for at least 30 consecutive days during each 12-month period, other than borrowings used to finance permitted acquisitions, dividends and letters of credit.

The agreement provides for the issuance of letters of credit by Citibank on PCI's behalf. At December 31, 1993, $1,084,000 of such letters of credit had been issued, guaranteeing obligations carried in the consolidated balance sheet. The revolving credit facility agreement also requires a reserve by PCI of $1,800,000 for automatic clearing house (ACH) float. The letter of credit and ACH reserve reduce the total amount available under the revolving credit facility. At December 31, 1993, no other funds had been drawn on the revolving credit facility. Additional letters of credit totaling $652,000 were obtained from another banking facility.

The Company has a $625,000 unused standby letter of credit available, which expires on January 28, 1996, bears interest at 1.5% per annum and is secured by U.S. Treasury bills worth $510,000.

Other long-term liabilities at December 31, 1993 primarily include pension and profit sharing amounts related to PCI and Ferembal of $17,447,000 ($16,275,000 at December 31, 1992), insurance reserves at PCI of $7,688,000 ($7,625,000 at December 31, 1992), and accrued post-retirement benefits at PCI of $6,008,000 ($5,832,000 at December 31, 1992).

(10) Income Taxes

As discussed in note 1(d), The Company adopted SFAS No. 109 as of January 1, 1992. The cumulative effect of this change in accounting for income taxes of $460,000, exclusive of the portion allocated to minority interest ($85,000), was determined as of January 1, 1992 and is reported separately in the consolidated statement of earnings for the year ended December 31, 1992. As a result of applying SFAS No. 109 in 1992, pre-tax income before minority interest, extraordinary item and cumulative effect of accounting change for the year ended December 31, 1992 increased by $884,000. Prior years' financial statements have not been restated to apply the provisions of SFAS No. 109.

The components of the provision for income taxes for the years ended December 31, 1993, 1992 and 1991 are as follows:

                                 1993      1992      1991
                                 ----      ----      ----
                                     (in thousands)
Current - Federal             $  (145)  $  (108)  $    79
Foreign                         4,209     5,452     6,013
State                             145        58        59
Deferred - Federal             (1,494)     (945)        -
Foreign                           (60)   (1,340)       53
                              -------   -------    ------
Provision for income taxes    $ 2,655   $ 3,117   $ 6,204
                              =======   =======   =======

The Company's total income tax provision differs from the provision that would result from applying the U.S. Federal statutory income tax rate to income before provision for income taxes, minority interest, extraordinary item and cumulative effect of accounting change due to the following:

                                                1993             1992             1991
                                                ----             ----             ----
                                            (in thousands, except for percentage amounts)
                                          Amount         %    Amount      %    Amount     %
Provision at U.S. Federal
 Statutory rate                            $  592    34.0%   $1,215    34.0%   $5,050  34.0%
Losses not providing tax benefits
 currently                                      -       -         -       -       711   4.8
Change in the beginning of year
 valuation allowance                        1,671    96.0     2,409    67.4         -     -
State income taxes, net of
 Federal income tax benefit                    96     5.5        38     1.1        38    .3
Differential in foreign tax rates             394    22.7      (498)  (13.9)      374   2.5
Other                                         (98)   (5.6)      (47)   (1.4)       31    .2
                                           ------   -----    ------   -----    ------  ----
Provision for income taxes                 $2,655   152.6%   $3,117    87.2%   $6,204  41.8%
                                           ======   =====    ======   =====    ======  ====

The significant components of deferred income tax benefit attributable to income from continuing operations for the years ended December 31, 1993 and 1992 are as follows:

                                                      1993      1992
                                                    --------  ---------
                                                      (in thousands)
 Deferred tax expense (exclusive of the effects
   of other components listed below)                $ 1,773   $   (130)
 Benefit of operating loss carry forwards            (7,495)    (8,535)
 Book over tax bases of principally fixed assets      2,497      3,971
 Increase in beginning-of-the-year balance
   of the valuation allowance for
   deferred tax assets                                1,671      2,409
                                                    -------   --------
                                                    $(1,554)  $( 2,285)
                                                    =======   ========

For the year ended December 31, 1991, deferred income tax expense of $53,000 results from timing differences in the recognition of income and expense reported in the financial statements and that reported for tax purposes. The source of the differences between income and expense for tax purposes as compared to related amounts reported in the financial statements and the tax effect of each is as follows:

                                                1991
                                                ----
                                       (in thousands)

Restricted stock compensation                 $ (56)
Various differences attributable to
 foreign subsidiaries                            53
Other, net                                       56
                                              -----
Provision for deferred income
 taxes                                        $  53
                                              =====

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1993 and 1992 are presented below:

   Deferred tax assets:
                                                              1993         1992
                                                           -------      -------
                                                               (in thousands)
   Net operating loss carry forwards                       $17,127      $ 9,632
   Vacation pay, due to accrual for financial
     reporting purposes                                      1,109        1,094
   Plant rationalization reserves                              733        1,154
   Self-insurance reserves                                   3,271        3,247
   Pension and post-retirement benefit reserves              5,995        6,629
   Deferred income                                           1,623        1,602
   Tax over book bases of molds                                131          394
   Other                                                     1,155        1,380
                                                           -------      -------
   Total gross deferred tax assets                          31,144       25,132
   Less valuation allowance                                 (6,291)      (4,620)
                                                           -------      -------
   Net deferred tax assets                                  24,853       20,512
                                                           -------      -------

   Deferred tax liabilities:
   Taxable gain on merger                                    3,222        3,418
   Book over tax bases of principally fixed assets          20,716       18,219
   Acquisition costs, book over tax bases                      947          603
                                                           -------      -------
   Total gross deferred tax liabilities                     24,885       22,240
                                                           -------      -------
   Net deferred tax liabilities included in the
     accompanying consolidated balance sheet               $    32      $ 1,728
                                                           =======      =======

   The valuation allowance for deferred tax assets as of January 1, 1992 was $2,211,000. The net change in the total valuation allowance for the years ended December 31, 1993 and 1992 was an increase of $1,671,000 and $2,409,000, respectively.

   Due to different tax jurisdictions of the Company's subsidiaries, net deferred tax liabilities of $32,000 at December 31, 1993, and $1,728,000 at December 31, 1992 shown above are reflected in the consolidated balance sheets as:

                                                     1993          1992
                                                   ------        ------
                                                    (in thousands)
Current deferred tax assets (included in
 prepaid expenses and other current                $  203        $  257
 assets)
Non-current deferred tax assets
 (included in


other assets)                             2,482     988
                                         ------  ------
                                          2,685   1,245
Non-current deferred tax liabilities      2,717   2,973
                                         ------  ------
Net deferred tax liabilities             $   32  $1,728
                                         ======  ======

     At December 31, 1993, PCI has operating loss carry forwards for Federal income tax purposes of approximately $45,000,000 which are available to offset future Federal taxable income through 2008.

(11) Common Stock

(a)  Sales of Common Stock

     In June 1991, the Company received net proceeds of $29,453,000 from the sale of 1,020,000 shares of its Common Stock and 255,000 Warrants to purchase its Common Stock. Each Warrant, for a period of two years, entitled the holder thereof to purchase one share of the Company's Common Stock for $30.875. At December 31, 1993, no Warrants remained outstanding.

(b)  Options

     The 1981 Incentive Stock Option Plan, as amended, (the Incentive Plan) provided for the issuance of up to 120,000 shares of the Company's Common Stock upon the exercise of options at prices not less than 100% of the fair market value of the shares. Options were exercisable for up to 10 years. During 1992, 3,000 options were exercised under the Plan. As of December 31, 1993, no options remained unexercised and no further options could be granted under the Incentive Plan.

     The 1988 Restricted Stock Option Plan, as amended, (the Restricted Plan) provides for the issuance of up to 500,000 shares of Common Stock upon the exercise of options at an exercise price determined by the Personnel Committee of the Board of Directors (the Committee), but no less than $1.00 per share. The Committee may determine the exercise period of the option up to a maximum of twenty years from the date of the grant and may determine a restricted period during which any portion of the option may not be exercised. On March 4, 1993, an employee was granted an option to purchase up to 5,000 shares of common stock at a price of $22.00 per share. The option expires five-years from its grant and had not been exercised as of December 31, 1993. As of December 31, 1993, the Chairman and the Executive Vice President had received (i) restricted options (granted in March 1992) to purchase 30,000 and 20,000 shares, respectively, vesting over a five-year period, at $26.75 per share, such price being the fair market value at date of grant; (ii) unrestricted options to purchase 140,000 and 60,000 shares, respectively, under the Restricted Plan at $8.625 to $17.00 per share, such prices being the fair market value of a share of the Company's Common Stock at the date of the grant; and (iii) restricted options (granted in April 1991) to purchase 10,000 and 6,000 shares, respectively, at an exercise price of $1.00 per share which vest at a rate of 20% per year subject to their continued employment. Concerning the 16,000 restricted options granted in April 1991, compensation to be recognized over the five-year vesting period will aggregate $520,000, of which $104,000, $104,000 and $78,000 was charged to expense in 1993, 1992 and
     1991, respectively. As of

December 31, 1993, 28,100 shares were reserved for future options under the Restricted Plan.

The Chairman was granted, pursuant to a prior employment agreement, an option to purchase 40,000 shares of the Company's Common Stock at an exercise price of $2.94 per share being the fair market value of a share of the Company's stock on the date this option was approved by the Company's shareholders. This option is not under any of the Company's option plans, had not been exercised as of December 31, 1993 and expires on December 31, 1998.

Pursuant to the 1988 Director Stock Option Plan (the Retainer Plan), directors may elect to receive a stock option in lieu of cash as an annual retainer. Each electing director will receive an option equal to the nearest number of whole shares determined by dividing the annual retainer by the fair market value of the stock less one dollar. The option price is one dollar per share and an option may not be exercised prior to the first anniversary of the date it was granted nor more than ten years after such date. During 1993, nine electing directors each received an option to purchase 316 shares of Common Stock under the Retainer Plan. During 1992 and 1991, nine and eight electing directors each received an option to purchase 241 and 100 shares of Common Stock, respectively, pursuant to the Retainer Plan. In 1993, 1992, and 1991, a total of $58,500, $41,250, and $24,000, respectively, was charged to compensation expense with respect to the Retainer Plan.

In 1992, pursuant to an agreement (see Note 2(c)), each of three directors and an advisory director were granted options to purchase 10,000 shares of the Company's Common Stock at $25.75 per share, being its fair market value on the date of the grant. The options expire in 2002 and had not been exercised as of December 31, 1993.

Pursuant to the 1992 Restricted Stock Plan for Non-Employee Directors (the "Stock Plan"), each non-employee director of the Company receives an award of 300 shares of Company Common Stock during each year of service beginning in 1992. Such shares are restricted from transfer while such recipient remains a member of the Board of Directors and the shares are subject to forfeiture under certain circumstances including resignation or failure to stand for reelection prior to age 70. The Company issued 8,400 shares under the Stock Plan in 1993 for the 1992 and 1993 plan years; the Company has expensed $103,425 in 1993 and $79,500 in 1992 for shares which were issued.

In March 1990, a director received an option to purchase 10,000 shares of the Company's Common Stock at an exercise price of $17.00 per share, being the fair market value of a share of the Company's Common Stock on the date the option was granted. The option is not under any of the Company's option plans, had not been exercised as of December 31, 1993 and expires on March 13, 1995.

The 1990 Stock Option Plan for Non-Employee Directors (the Director Plan) provides for the issuance of up to 200,000 shares of Common Stock to directors who are not employees of the Company or its subsidiaries. The Director Plan is administered by a Board Committee. The Director Plan provides for the grant to each non-employee director, at the commencement of his initial term, of an option to purchase up to 10,000 shares of Common Stock at a price equal to the fair market value of a share of Common Stock on the date of the grant. The options become exercisable as to one-tenth of the shares subject to option on the date of the grant and on the nine successive anniversaries of such date.
The term of the options is 10 years provided that any option holder who ceases to be a member of the Board of Directors forfeits any part of the option grant which has not become exercisable as of such date. During 1990, each member of the Board of Directors who was not an employee (10 individuals) received an option to purchase 10,000 shares of Common Stock at prices ranging from $17.00 to $17.50 per share, being the fair market value of a share of Common Stock on the date of the grant. No options have been exercised pursuant to the Director Plan. There are currently 100,000 shares available for grant under the Director Plan.

Additionally, on November 9, 1993, an individual was awarded an option to purchase up to 5,000 shares of Common Stock at an exercise price of $20.00 per share being the fair market value of a share of the Company's stock on such date. The option expires five-years from its grant and had not been exercised at December 31, 1993.

(12) Pension and Profit Sharing Plan

PCI provides a defined benefit pension plan for substantially all salaried employees (which was amended in 1993) and a noncontributory defined benefit pension plan for substantially all hourly workers who have attained 21 years of age.

The following table sets forth the plans' funded status at December 31, 1993 and 1992 based primarily on January 1, 1993 participant data and plan assets:

                                                       1993           1992
                                                   --------       --------
                                                       (in thousands)
Actuarial present value of benefit obligation,
 including vested benefits of $28,369,000 and
 $16,884,000 in 1993 and $25,341,000 and
 $14,308,000 in 1992 for the salaried and
 hourly plans, respectively                        $(50,142)      $(43,955)
                                                   ========       ========

Projected benefit obligation (PBO)                  (50,893)       (45,899)
Plan assets, at fair value                           41,181         37,378
Unrecognized net (gain) loss                          2,252          2,241
Adjustment to recognize minimum liability            (1,533)        (1,576)

Prior service cost not yet recognized in net
 periodic pension cost                                   31            576
                                                   --------       --------
  Accrued pension liability (included in Other
   Liabilities)                                    $ (8,962)      $ (7,280)
                                                   ========       ========

Net pension costs under the above mentioned PCI plans included the following components for the years ended December 31, 1993 and 1992 and the period from November 22, 1991 to December 31, 1991:

                                    1993       1992       1991
                                 -------    -------    -------
                                        (in thousands)
Service Cost                     $   818    $   817    $   120
Interest Cost                      3,713      3,515        442
Return on plan assets             (4,198)    (2,730)    (6,526)
Net amortization and deferral        781       (593)     6,526
Change in acturial assumptions     2,725         --         --
                                 -------    -------    -------
  Net periodic pension costs       3,839      1,009        562
Effect of window plan                 --        581         --
                                 -------    -------    -------
  Total                          $ 3,839    $ 1,590    $   562
                                 =======    =======    =======

During 1992, negotiated benefit increases were made for certain hourly plan participants and early retirement (window plan) was accepted by certain salaried plan participants. The effects of these changes were to increase the hourly plan's PBO by $576,000 and increase the salaried plan's PBO and total periodic pension expense by $814,000 and $581,000, respectively.

Assumptions used in the accounting were:

                                                1993   1992   1991
                                                ----   ----   ----
Discount rates                                  7.5%   8.5%   8.5%
Rates of increase in compensation levels        5.0%   6.5%   6.5%
Expected long-term rate or return on assets     9.5%   9.5%   9.5%

Ferembal provides retirement benefits pursuant to an industry-wide labor agreement. The plan is not funded. Amounts charged to expense amounted to $250,000 in 1993, $94,000 in 1992 and $35,000 in 1991. Other non-current liabilities at December 31, 1993 include $1,425,000 ($1,230,000 at December 31,
1992) for this plan. Ferembal also provides an employee profit-sharing plan, the annual contributions to which are determined by a prescribed formula. Amounts charged to expense amounted to $954,000 in 1993, $1,287,000 in 1992 and $1,450,000 in 1991. Amounts are paid to employees after five-years with accrued interest. Other non-current liabilities at December 31, 1993 include $5,951,000($4,557,000 at December 31, 1992) for the plan.

Holding provides selected managers of a subsidiary company with pension and disability benefits. Amounts charged to expense amounted to $161,000 in 1993, $154,000 in 1992 and $326,000 in 1991.

(13) Post-Retirement Benefits Other Than Pensions and Post-Employment Benefits

PCI provides certain health care and life insurance benefits for retired PCI employees. Certain of PCI's hourly and salaried employees become eligible for these benefits when they become eligible for an immediate pension under a formal company pension plan. In 1993, the plan was amended to eliminate health care benefits for employees hired after January 1, 1993. Expenses for benefits provided to retired employees were $710,000, $490,000 and $132,000 for the years ended December 31, 1993 and 1992 and the period from November 22, 1991 through December 31, 1991, respectively.

In 1992, PCI adopted SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions". There was no cumulative effect of the change in accounting for post-retirement benefits, as the accumulated post-retirement benefit obligation (APBO) existing at January 1, 1992 equaled the amount recorded in the prior year as part of the purchase accounting adjustments. PCI continues to fund benefit costs on a pay-as-you-go basis. Summary information on PCI's plan at December 31, 1993 and 1992 is as follows:

Accumulated post-retirement benefit obligation:          1993      1992
                                                       ------   -------
                                                         (in thousands)
     Retirees                                          $3,565   $ 4,699
     Fully eligible, active plan participants           1,121     1,572
     Other fully active plan participants               1,262       784
                                                       ------   -------
                                                       $5,948   $ 7,055
Unrecognized net loss from experience and
     changes in assumptions                            (  672)       --
Prior service cost not yet recognized in net
     Periodic post-retirement benefit cost                732    (1,223)
                                                       ------   -------
Accrued post-retirement benefit obligation             $6,008   $ 5,832
                                                       ======   =======

The components of net periodic post-retirement benefit cost at
December 31, 1993 and 1992 is as follows:
                                                         1993      1992
                                                       ------   -------
                                                         (in thousands)
Service cost                                           $   55   $    33
Interest cost                                             588       457
Net amortization and deferral                              67        --
                                                       ------   -------
Net periodic post-retirement benefit cost              $  710   $   490
                                                       ======   =======

As of December 31, 1993, the discount rate used in determining the APBO was 7.5%. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 10.95% for 1993, declining gradually with each succeeding year on an ultimate rate of 5.0% beginning in calendar year 2002.

As of December 31, 1992, the discount rate used in determining the APBO was 8.5%. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 10% for 1992, declining gradually with each succeeding year on an ultimate rate of 6.2% beginning in calendar year 2020.

The effect of a one percentage-point increase in the assumed health care cost trend rates in each year would increase the accumulated post-retirement benefit obligation as of December 31, 1993 by $851,000 and the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for the year then ended by $90,000.

PCI provides certain post-employment benefits to former and inactive employees, their beneficiaries and covered dependents. These benefits include disability related benefits, continuation of health care benefits and life insurance coverage.

In November 1992, the Financial Accounting Standards Board issued SFAS No. 112, "Employers' Accounting for Post-Employment Benefits", which requires employers to recognize the obligation to provide post-employment benefits and an allocation of the cost of those benefits to the periods the employees render service. Implementation of the Statement will be required of PCI in 1994. The effect of the implementation of the Statement has not been determined. However, management believes the impact will not be significant to the consolidated financial statements.

(14) Executive Compensation

The Company entered into employment agreements with its Chairman and former Vice-Chairman.

The contract with the former Vice-Chairman, who died in January 1989, provided for compensation of $135,000 per annum and was to expire on December 31, 1998. Also, the contract provided that in the event of his death prior to December 31, 1998, his spouse will receive one-half of the amounts which would otherwise have been paid to him until her death or until December 31, 1998, whichever occurs first. The Company has included the present value of this obligation in accrued liabilities.

At December 31, 1993, the contract with the Chairman, as amended, provides for base compensation of $400,000 per annum and expires on December 31, 1999. The contract also provides that, in the event of his death before December 31, 1999, his spouse will receive one-half of the amount paid to him annually as base compensation until her death, or until ten years after the date of his death, whichever occurs first.

(15) Net Interest Expense

The details of net interest expense were as follows:

                              1993        1992       1991
                              ----        ----       ----
                                     (in thousands)
Interest income          $    917    $    939    $  1,579
Interest expense          (23,859)    (26,962)    (14,148)
                         --------    --------    --------
Interest expense, net    $(22,942)   $(26,023)   $(12,569)
                         ========    ========    ========

(16) Foreign and Domestic Operations

The Company performs services principally in the packaging industry. Manufacturing operations are performed domestically through PCI, whereas manufacturing operations are performed overseas in Europe through Ferembal, Holding and Onena. Information about the Company's foreign and domestic operations follows.


                                              1993       1992       1991
                                             -----       ----       ----
                                               (in thousands)
Sales to unaffiliated customers:
   Foreign                                $260,206   $296,910   $280,434
   Domestic                                221,636    214,331     30,220
                                          --------   --------   --------
   Total                                  $481,842   $511,241   $310,654
                                          ========   ========   ========
Income (loss) before provision  for
 income taxes, minority  interest,
 extraordinary item  and cumulative
 effect of  accounting change:
   Foreign                                $ 11,045   $ 13,558   $ 16,740
   Domestic                                 (9,305)   ( 9,984)   ( 1,886)
                                          --------   --------   --------
   Total                                  $  1,740   $  3,574   $ 14,854
                                          ========   ========   ========
Identifiable assets:
   Foreign                                $173,390   $177,913   $215,149
   Domestic                                212,517    222,097    195,394
                                          --------   --------   --------
   Total                                  $385,907   $400,010   $410,543
                                          ========   ========   ========

(17) Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, investments, accounts receivable, other current assets, accounts payable and short-term borrowings approximate fair value because of the short maturity of these instruments. The fair value of the Company's long-term debt is estimated, based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, and approximates the carrying amount as of December 31, 1993.


(18) Commitments and Contingencies

     The Company and its subsidiaries occupy offices and use equipment under various lease arrangements. The rent expense under non-cancellable long-term operating leases for the years ended December 31, 1993, 1992 and 1991 was approximately $7,082,000, $4,968,000, and $758,000, respectively. Total commitments under such arrangements are payable in annual installments of $4,627,000 in 1994, $4,311,000 in 1995, $3,887,000 in 1996, $2,699,000 in
     1997 and $1,435,000 in 1998 and $502,000 thereafter.

     The Company also rents certain equipment and facilities on a month-to-month basis or through short-term leases. The rent expense under such arrangements amounted to approximately $1,317,000 in 1993, $969,000 in 1992, and $711,000 in 1991.

     Ferembal is contingently liable for receivables sold with recourse of $9,859,000 at December 31, 1993.

     At December 31, 1993, Holding has commitments for the purchase or construction of capital assets amounting to $136,000.

The Company's subsidiaries are defendants in several actions which arose in the normal course of business and, in the opinion of management, the eventual outcome of these actions will not have a material adverse effect on the Company's financial position.

(19) Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 1993 and 1992 (in thousands, except per share amounts) is as follows:

                              1st       2nd       3rd        4th
1993                        Quarter   Quarter   Quarter    Quarter
- - ----                       ---------  --------  --------  ---------
Total Revenue              $110,239   $127,933  $134,325  $109,345
Gross Profit                 20,119     24,074    26,150    16,821
Net Income (Loss)              (824)       958     1,258      (404)
Net Earnings (Loss) Per
 Common Share              $   (.27)  $    .32  $    .42  $   (.13)

                                1st       2nd       3rd        4th
1992                          Quarter   Quarter   Quarter    Quarter
- - ----                         ---------  --------  --------  ---------
Total Revenue                $115,977   $125,926  $151,225  $118,113
Gross Profit                   21,622     25,159    30,556    19,535
Income Before
 Extraordinary Items              208      1,668     2,294    (1,065)
Net Income (Loss)                (834)     1,668     2,294    (1,065)
Earnings (Loss) Per Share
 Before Extraordinary Item
 and Accounting Change            .07        .55       .75      (.35)
Net Earnings (Loss) Per
 Common Share                $   (.27)  $    .55  $    .75  $   (.35)

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------



THE BOARD OF DIRECTORS AND STOCKHOLDERS
CONTINENTAL CAN COMPANY, INC.


We have audited the consolidated balance sheets of Continental Can Company, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Continental Can Company, Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in notes 1 (h) and 13 and notes 1 (d) and 10 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Nos. 106, "Employer's Accounting for Post-Retirement Benefits Other Than Pensions" and 109, "Accounting for Income Taxes", respectively, on a prospective basis in 1992.



                            /s/   KPMG PEAT MARWICK


Jericho, New York
March 9, 1994

GENERAL INFORMATION
ANNUAL MEETING

May 18, 1994 at 10:00 a.m. at The Union League Club, 38 East 37th Street, New York, New York.



AVAILABILITY OF FORM 10-K

Stockholders may receive, without charge, a copy of the Company's 1993 Annual Report filed with the Securities and Exchange Commission on Form 10-K, including the financial statements and schedules thereto, by directing their written inquiries to Abdo Yazgi, Secretary, Continental Can Company, Inc., One Aerial Way, Syosset, New York 11791.



CONTINENTAL CAN COMPANY, INC.
COMMON STOCK PRICES AND RELATED MATTERS

The common stock of Continental Can Company, Inc. is traded on the New York Stock Exchange. The following table indicates the quarterly high and low sales prices for Continental Can Company, Inc. (CAN) common stock for the last two years.

                   1993                1992
- - ------------------------------------------------
Quarter        High    Low         High    Low
- - ------------------------------------------------
First         27-5/8  20-7/8      40-3/8  24-1/8
Second        27-1/2  20-1/8      28-3/8  20-3/8
Third         24-1/2  18-1/4      32-5/8  20-1/4
Fourth        22-1/8  18-3/4      30      19-7/8

No dividends were paid to the holders of common stock for the years 1993, 1992 and 1991. The Company has no present intention to pay dividends on its common stock. There were 422 stockholders of record as of March 21, 1994.

DIRECTORS                PRINCIPAL OCCUPATION


Donald J. Bainton        Chairman of the Board and
                            Chief Executive Officer
                            of the Company
Kenneth Bainton          Registered Architect with the firm of
                            Alexander Kouzmanoff in New York City
Robert L. Bainton        Former President of B & B Beverage Co.
                            (Retired 1991)
Nils E. Benson           Former President of Penn Elastic Co.
                            (Retired 1989)
Rainer N. Greeven        Partner, Greeven & Ercklentz (Attorneys)
Ronald H. Hoenig         President of Hoenig & Company, Inc.
Charles H. Marquardt     Former Chief Operating Officer of
                            Plastic Containers, Inc. (Retired 1993)
Ferdinand W. Metternich  Managing partner in St. Gallen Consulting
                            Group, a management consulting firm
                            based in Switzerland
V. Henry O'Neill         Private investor in real estate
Donald F. Othmer         Distinguished Professor of Chemical
                            Engineering Polytechnic University
John J. Serrell          President of Kinetic Development Inc.
Robert A. Utting         President of R.A. Utting & Associates, Inc.
Abdo Yazgi               Executive Vice President, Chief Administrative
                         Officer, and Secretary of the Company
Cayo Zapata              Director of Tapas Tapones, a division of
                         Taenza, S.A. DE C.V.
Jose Luis Zapata         Director of Corporate Finance of Taenza, S.A.
                         DE C.V.


OFFICERS                 PRINCIPAL OCCUPATION


Donald J. Bainton        Chairman of the Board
                            & Chief Executive Officer
Abdo Yazgi               Executive Vice President,
                         Chief Administrative Officer,
                         and Secretary
John Andreas             Vice President - Manufacturing
Marcial B. L'Hommedieu   Treasurer
Linda Driscoll           Assistant Secretary

CONTINENTAL CAN COMPANY, INC.
General Offices:  Syosset, New York

SUBSIDIARIES AND OFFICERS:

  PLASTIC CONTAINERS, INC,
  Syosset, New York
  CONTINENTAL PLASTIC CONTAINERS, INC.
  Norwalk, Connecticut
     Charles DiGiovanna, Chief Executive Officer and President
     Jay Hereford, Chief Financial Officer
     Frank Kalisik, Vice President - Research & Development
     John E. Farrell, Vice President - Marketing
  CONTINENTAL CARIBBEAN CONTAINERS, INC.
  Caugus, Puerto Rico
  FEREMBAL S.A.
  Clichy, France
     Rene Faber, Managing Director
     Christian Bonnet, Financial Director
     Pierre Lichtenberger, Divisional Director
     Roland Montaclair, Purchasing Director
     Jean-Marie Desautard, Personnel Director
  OBALEX, A.S.
  Znojmo, Czech Republic
     Jiri Nekvasil, Chairman
     Lubos Kadlec, Managing Director
  VIATECH HOLDING GMBH
  Kempten, Federal Republic of Germany
  DIXIE UNION VERPACKUNGEN GMBH
  Kempten, Federal Republic of Germany
     Hans H. Schwaebe, Executive Director
     Peter Epp, Chief Financial Officer
  ONENA BOLSAS DE PAPEL S.A.
  INDUSTRIAS GOMARIZ S.A.
  Pamplona, Spain
     Carlos Paredes, Executive Director
  LOCKWOOD, KESSLER & BARTLETT, INC.
  Syosset, New York
     John A. Eaton, President
     Sylvester A. Celebrini, Vice President
     Ralph A. Cuomo, Vice President
     George Gross, Vice President
     Steven Hanuszek, Vice President
     John P. Lekstutis, Vice President
     Martin Solomon, Vice President

TRANSFER AGENT AND REGISTRAR
American Stock Transfer & Trust Company
New York, New York
AUDITORS
KPMG Peat Marwick
Jericho, New York
GENERAL COUNSEL
Carter, Ledyard & Milburn
New York, New York