Form 10-Q
period 1994-03-31
CONTINENTAL CAN CO INC /DE/
filed 1994-05-13
CIK 103392

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(MARK ONE)
   X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
- -------     OF THE SECURITIES EXCHANGE ACT OF 1934


            For the period ended      MARCH 31, 1994
                                 ------------------------

                                      OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
- -------     OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from _______ to _______.


            Commission File Number:   1-6690
                                      ------


                         CONTINENTAL CAN COMPANY, INC.
               ------------------------------------------------
            (Exact name of registrant as specified in its charter)


          DELAWARE                            11-2228114
- ---------------------------       ------------------------------------
  (State of Incorporation)        (I.R.S. Employer Identification No.)


  One Aerial Way, Syosset, New York                  11791
- ----------------------------------------           --------
(Address of principal executive offices)           Zip Code


                   (516) 822-4940
- ----------------------------------------------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   X     YES              NO
- -------          -------


The number of shares outstanding of the registrant's Common Stock ($.25 par value) as of May 10, 1994 is 2,910,972.

FORM 10-Q



                                     PART I

                             FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------



Consolidated Balance Sheets as of March 31, 1993 and 1994 and
December 31, 1993



Consolidated Statements of Earnings and Retained Earnings for the
   Three Months Ended March 31, 1994 and 1993



Consolidated Statements of Cash Flows for the Three Months Ended
   March 31, 1994 and 1993


Notes to Consolidated Financial Statements

                         CONTINENTAL CAN COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS
                 MARCH 31, 1993 AND 1994 AND DECEMBER 31, 1993

(In thousands)



                                          March  31,   December 31,   March 31,
                                             1994          1993          1993
                                          ----------   ------------   ---------
ASSETS
Current assets:
  Cash and cash equivalents                $ 16,563       $ 12,741    $ 19,816
  Investments                                   297            317         323

Accounts  receivable:
    Trade accounts                           89,944         71,899      81,173
    Other                                    10,676          8,357       9,139
    Less allowance for doubtful accounts     (3,671)        (3,522)     (3,382)
                                           ---------      ---------   ---------
      Accounts receivable, net               96,949         76,734      86,930

Inventories                                  83,255         69,503      89,585
Prepaid expenses and other current assets     4,161          4,911       4,793
                                           ---------      ---------   ---------
         Total current assets               201,225        164,206     201,447

Property, plant and equipment, at cost:
  Land, building and building                43,559         43,733      46,472
    improvements
  Manufacturing machinery and equipment     208,651        206,423     192,452
  Furniture, fixtures and equipment           7,624          7,379       7,570
  Construction in progress                   16,297          9,732      11,541
                                           ---------      ---------   ---------
                                            276,131        267,267     258,035

Less accumulated depreciation and
 amortization                                93,122         84,192      68,654
                                           ---------      ---------   ---------
    Net property plant and equipment        183,009        183,075     189,381

Goodwill, net of accumulated amortization    13,610         13,369      14,455
Investments - non-current                        61             96         103
Other assets                                 23,580         25,161      26,006
                                           ---------      ---------   ---------
         Total assets                      $421,485       $385,907    $431,392
                                           =========      =========   =========

See accompanying notes to consolidated financial statements.

                         CONTINENTAL CAN COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS
                 MARCH 31, 1993 AND 1994 AND DECEMBER 31, 1993
(In thousands)


                                          March  31,   December 31,    March 31,
                                             1994          1993          1993
                                          ----------   ------------   ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short term borrowings                     $ 13,735       $  6,378    $ 19,206
  Accounts payable - trade                    57,464         40,828      47,124
  Accrued liabilities:
     Employee compensation and benefits       13,270         16,075      20,219
     Other accrued expenses                   30,531         15,887      19,762
Current installments of long term debt
  and obligations under capital leases        15,463         13,487       9,856
Income taxes payable                             929            635         354
Other liabilities                              1,467          4,811       9,920
                                            --------       --------    --------
       Total current liabilities             132,859         98,101     126,441

Long term debt, excluding current
 installments                                134,653        140,481     148,779
Obligations under capital leases,
 excluding current installments               13,668         13,501      15,561
Deferred income taxes                          2,943          2,717       3,537
Other                                         40,463         38,137      40,588
                                            --------       --------    --------
       Total liabilities                     324,586        292,937     334,906

Minority interest                             34,544         32,115      34,614

Stockholders' equity:
  Capital stock:
   First preferred stock, cumulative
    $25 par value.
     Authorized 250,000 shares; no                 -              -           -
      shares issued.
   Second preferred stock, 4% non-
    cumulative, $100 par value.
    Authorized 1,535 shares;
    no shares issued.                              -              -           -
   Common stock, $.25 par value.
    Authorized 20,000,000 shares;
    Outstanding 2,879,158 shares in
    1994 and 2,858,026 shares in Dec. 1993       720            720         715
                                            --------       --------    --------
    and 2,857,026 in March 1993                  720            720         715

Additional paid-in capital                    41,414         41,414      41,234
Retained earnings                             21,290         21,742      19,931
                                            --------       --------    --------
                                              63,424         63,876      61,880
Cumulative foreign currency translation
 adjustment                                   (1,069)        (3,021)         (8)
                                            --------       --------    --------
             Total stockholders' equity       62,355         60,855      61,872
                                            --------       --------    --------
                                            $421,485       $385,907    $431,392
                                            ========       ========    ========

See accompanying notes to consolidated financial statements.

                         CONTINENTAL CAN COMPANY, INC.
           CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                   THREE MONTHS ENDED MARCH 31, 1994 AND 1993
(In thousands, except per share data)


                                                           1994       1993
                                                         --------   --------
Sales                                                    $115,850   $110,772
Cost of goods sold                                         95,515     90,666
                                                         --------   --------
     Gross profit                                          20,335     20,106
Selling, general and administrative expenses               15,830     15,330
                                                         --------   --------
     Operating income                                       4,505      4,776

Other income (expense):
   Interest expense, net                                   (4,608)    (5,725)
   Foreign currency exchange gain (loss)                       49        (85)
   Other - net                                                 36         37
                                                         --------   --------
     Net other expense                                     (4,523)    (5,773)
                                                         --------   --------

Income before provision for income taxes,
 minority interest and cumulative effect
 of accounting change                                         (18)      (997)
Provision for income taxes                                    691        383
                                                         --------   --------
Income before minority interest and
 cumulative effect of accounting change                      (709)    (1,380)
Minority interest                                            (520)      (556)
                                                         --------   --------

Income before cumulative effect of accounting change         (189)      (824)
Cumulative effect of accounting change, net                  (263)         -
                                                         --------   --------

Net loss                                                    ($452)     ($824)
                                                         ========   ========

Earnings (loss) per common share - Primary:
  Before cumulative effect of accounting change            ($0.06)    ($0.27)
  Cumulative effect of accounting change                   ($0.09)         -
                                                         --------   --------

Net loss per common share                                  ($0.15)    ($0.27)
                                                         ========   ========

Earnings (loss) per common share, assuming
 full  dilution:
  Before cumulative effect of accounting change            ($0.05)    ($0.24)
  Cumulative effect of accounting change                   ($0.08)         -
                                                         --------   --------

Net loss per common share, assuming full dilution          ($0.13)    ($0.24)
                                                         ========   ========
RETAINED EARNINGS
   Balance at beginning of period                        $ 21,742   $ 20,755
   Net loss                                                  (452)      (824)
                                                         --------   --------
   Balance at end of period                              $ 21,290   $ 19,931
                                                         ========   ========

See accompanying notes to consolidated financial statements.

                         CONTINENTAL CAN COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1994 AND 1993


(In  thousands)


                                                                        1994      1993
                                                                   ---------   -------
Cash Flows From Operating Activities:

   Net Loss                                                            ($452)    ($824)

   Depreciation and Amortization                                       8,718     9,063

   Minority Interest                                                    (520)     (556)

   Cumulative Effect of Accounting Change, Net                          (263)        -

   Other Adjustments                                                  (1,372)  (10,835)
                                                                   ---------  --------

Net Cash Provided by (Used in) Operating Activities                    6,111    (3,152)

Net Cash Provided by (Used in) Investing Activities:

    Capital Expenditures                                              (6,794)   (3,333)

    Other                                                                 86       551
                                                                   ---------  --------

Net Cash Used in Investing Activities                                 (6,708)   (2,782)

Net Cash Provided by Financing Activities                              4,177    11,402

Effect of Exchange Rate Changes on Cash                                  242        73
                                                                   ---------  --------

Net Increase in Cash                                                   3,822     5,541

Cash at Beginning of Period                                           12,741    14,275
                                                                   ---------  --------

Cash at End of Period                                                $16,563   $19,816
                                                                   =========  ========



 See accompanying notes to consolidated financial statements.

                 CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1994


(1)  Accounting Policies and Other Matters

     (a) Basis of Presentation

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1993 Annual Report to Stockholders.

     (b) Adjustments

         The results for the interim period reported herein have not been audited, however, in the opinion of management, all adjustments necessary for a fair presentation of the interim period statements have been made.

     (c) Earnings Per Common Share

         Earnings per common share is based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include dilutive stock options (using the treasury stock method) exercisable under the Company's option plans and warrants. Weighted average shares outstanding in the first quarter of 1994 and 1993 were 3,039,938 and 3,031,667, respectively.

         Earnings per common share, assuming full dilution, gives effect to the conversion of the Company's outstanding 10-3/4% Convertible Subordinated Debentures due in 1994 as if such Debentures had been converted on the issue date, after elimination of related interest expense, net of income tax effect.

(2)  Acquisitions

     During the first quarter of 1994 the provincial Spanish government exchanged amounts due it by Industrias Gomariz S.A. (Ingosa) at December 31, 1993 for 41% of Ingosa and Onena S.A. valued at $2,808,000 (384 million pesetas). The amount of the debt in excess of this amount $1,097,000 (150 million pesetas) was allocated to property, plant and equipment. The remaining transactions contemplated by the Company's agreement with the government are expected to be completed during the second quarter of 1994.

(3)  Inventories
     Inventories consist principally of packaging materials. The components of inventory were as follows: (000's omitted)

                                          March 31,         December 31,
                                            1994                1993
                                          ---------         ------------
    (in thousands)
    Finished goods                         $41,187             $31,774
    Work in process                          8,779               5,834
    Raw materials and supplies              33,179              31,720
                                           -------             -------
                                            83,145              69,328
    LIFO reserve                               110                 175
                                           -------             -------
                                           $83,255             $69,503

(4)  Postemployment Benefits

     In November 1992, the Financial Accounting Standards Board issued Statement No. 112, EMPLOYERS' ACCOUNTING FOR POSTEMPLOYMENT BENEFITS, which requires employers to recognize the obligation to provide postemployment benefits and allocation of those benefits to the periods the employees render service. The Company adopted the provisions of Statement 112 as of January 1, 1994. The cumulative effect of this change in accounting for postemployment benefits determined as of January 1, 1994 was a charge to income, net of minority interest, of $263,000. This amount is reported separately in the consolidated statement of operations for the quarter ended March 31, 1994. Prior years financial statements have not been restated to apply the provisions of Statement 112.

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  ----------------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------


       Sales during the first quarter of 1994 increased 4.5% to $115,850,000 as compared to $110,772,000 in the first quarter of 1993. Increased sales in 1994 reflected higher volumes at Plastic Containers, Inc. and Ferembal (approximately $4 million) and the acquisition of Ingosa in late 1993 (approximately $2.8 million). The amount of the increase was reduced by currency translation rate differences (approximately $4 million) and lower revenues at the Company's engineering subsidiary which was adversely affected by severe winter weather in the Northeast resulting in reduced field activities.

       Gross profit as a percentage of sales declined slightly in the first quarter of 1994 as compared to the same period of 1993. The decline primarily at Ferembal reflected a higher percentage of lower margin products in the period.

       Selling, general and administrative expense as a percentage of sales declined slightly in 1994 as compared to 1993. Because of these various factors, operating income amounted to $4,505,000 in the first quarter of 1994 as compared to $4,776,000 in the first quarter of 1993.

       Net interest expense declined to $4,608,000 in the first quarter of 1994 as compared to $5,725,000 in the same period of 1993. This decline resulted from lower debt levels and interest rates, principally at the Company's European subsidiaries.

       Although the Company's consolidated operations reflected losses before tax in each period in 1994 and 1993, provision for income taxes amounted to $691,000 in the first quarter of 1994 and $383,000 in the first quarter of 1993, reflecting a lower level of tax benefits for accounting purposes in loss operations than tax expense in the Company's profitable operations. Minority interest during each period reflects the interests of other shareholders in some of the Company's subsidiaries.

       Loss before cumulative effect of an accounting change amounted to $189,000 ($.06 per share) in the first quarter of 1994 as compared to $824,000 ($.27 per share) in the same prior year period. A charge amounting to $263,000 ($.09 per share) resulted from the cumulative effect of an accounting change in the first quarter of 1994. See Note 4 of the Notes to Consolidated Financial Statements. Net losses in the first quarter of 1994 amounted to $452,000 ($.15) as compared to $824,000 ($.27 per share) in the first quarter of 1993.

  FINANCIAL CONDITION
  -------------------

  CAPITAL REQUIREMENTS

       The Company acquired $6,794,000 of capital assets during the first quarter of 1994 consisting primarily of packaging equipment. These assets were acquired for cash. Similar types of assets are expected to be acquired for the remainder of 1994. Total capital spending in 1994 is expected to amount to approximately $25 million.

       The Company intends to actively pursue acquisition possibilities in 1994. It is presently the Company's intention to finance any acquisitions by leveraging the assets of the business to be acquired, with existing cash, through bank borrowings or, possibly, through the issuance of stock.



  LIQUIDITY

       The Company's liquidity position declined slightly during the first quarter of 1994. Working capital decreased slightly to approximately $68.4 million, and the current ratio amounted to 1.51 at March 31, 1994 compared to
  1.67 at December 31, 1993.

       During the first quarter of 1994, the Company's operating activities generated $6,111,000 of cash primarily as a result of depreciation charges. The Company used $6,708,000 in investing activities primarily for the purchase of packaging equipment. The small shortfall was generated from financing activities primarily short term borrowings of $6,915,000, which were also used to repay long term debt with the remainder being added to the Company's cash reserves.

       At March 31, 1994, the Company had an available credit line under a Revolving Credit Agreement of $2.6 million. In addition, the Company's consolidated subsidiaries had available approximately $33 million in short term credit lines and bank overdraft facilities at March 31, 1994. However, the Company's ability to draw upon these lines for other than its subsidiaries' needs is restricted.

       The Company expects that cash from operations and its existing banking facilities will be sufficient to meet its operating needs for the remainder of 1994.

  PART II

                               OTHER INFORMATION


  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
  -----------------------------------------

  (a) Exhibits Required

     (4) First Supplemental Indenture between the
     Company and United States Trust Company of
     New York, Trustee, dated March 11, 1994
     relating to 10.75% Convertible Subordinated
     Debentures due May 1, 1994.                          Page 12


    (11) Statement re computation of per share earnings
                   See Note 1(c) on                        Page 7



        All other items for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted as they are not required under the related instructions or they are inapplicable.


  (b) Reports on Form 8-K

      No reports on Form 8-K have been filed since
      December 31, 1993.



                                   SIGNATURE
                                   ---------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CONTINENTAL CAN COMPANY, INC.
                                                (REGISTRANT)



                                     By: /S/ Abdo Yazgi
                                         --------------
                                         Abdo Yazgi
                                         Principal Financial Officer
                                         and on behalf of registrant

DATED:   MAY 10, 1994

                                    EXHIBIT
                         CONTINENTAL CAN COMPANY, INC.
                            (formerly VIATECH, INC.)
                                      AND
                    UNITED STATES TRUST COMPANY OF NEW YORK,
                                    TRUSTEE
                    ______________________________________
                          FIRST SUPPLEMENTAL INDENTURE
                                 MARCH 11, 1994
                    _______________________________________
                              SUPPLEMENTAL TO THE
                       INDENTURE DATED AS OF MAY 21, 1987
                   ________________________________________
              10-3/4% CONVERTIBLE SUBORDINATED DEBENTURES DUE 1994
                                  ARTICLE ONE
                      AMENDMENT OF THE ORIGINAL INDENTURE

  Section 1.1.    Amendment of Form of Reverse of Debentures.
                  -------------------------------------------
            The first three paragraphs of Section 203 of the Original Indenture are hereby amended to read in full as follows:
         "Section 203.     Form of Reverse of Debentures.
                           ------------------------------

            This Debenture is one of a duly authorized issue of Debentures of the Company designated as its 10-3/4% Convertible Subordinated Debentures Due 1994 (herein called the "Debentures"), limited in aggregate principal amount to $1,623,915, issued and to be issued under an Indenture, dated as of May 21, 1987 (herein called the "Indenture"), between the Company and United States Trust Company of New York, Trustee (herein called the "Trustee", which term includes any successor trustee under the Indenture), to which Indenture and all indentures supplemental thereto reference is hereby made for a statement of the respective rights, limitations of rights, duties and immunities thereunder of the Company, the Trustee, the holders of Senior Indebtedness and the Holders of the Debentures and of the terms upon which the Debentures are, and are to be, authenticated and delivered.

            At any time after May 1, 1988, and subject to and upon compliance with the provisions of the Indenture, the Holder of this Debenture is entitled, at his option, at any time on or before the close of business on May 1, 1994, or in case this Debenture or a portion hereof is called for redemption, then in respect of this Debenture or such portion hereof until and including, but (unless the Company defaults in making the payment due upon redemption) not after, the close of business on the Redemption Date, to convert this Debenture (or any portion of the principal amount hereof which is an integral multiple of $15.00), into such number of fully paid and non-assessable Common Shares of the Company, as may be issuable pursuant to either clause (i) or (ii) below, selected at the option of the Holder:

            (i) the Holder may elect to surrender $7.50 aggregate principal amount of Debentures and pay an additional $7.50 in cash, upon which surrender and payment the Holder will be issued Common Shares of the Company at the conversion price of $15.00 (or such other conversion price as may be determined after giving effect to adjustments set forth in Section 1204); or

           (ii) the Holder may elect to surrender $15.00 aggregate principal amount of Debentures and make no additional cash payment, upon which surrender the Holder will be issued the number of Common Shares equal to
        (xx) the number of shares which would be issuable pursuant to clause (i) above if the Holder had surrendered $7.50 aggregate principal amount of Debentures and paid an additional $7.50 in cash, less (yy) the Equalization Factor.

  As used in clause (ii) above, the term "Equalization Factor" shall mean the quotient obtained by dividing (v) $7.50 by (w) the Applicable Common Share Market Price (in each by (w) the Applicable Common Share Market Price (in each case as adjusted to give appropriate effect to any adjustment previously made pursuant to Section 1204 of the Indenture). As used in this paragraph, the term "Applicable Common Share Market Price" shall mean (x) in the case of any Debentures called for redemption and converted at any time after the date of the notice of redemption given pursuant to Section 1104 of the Indenture, the Common Share Market Price on the Business Day preceding the Redemption Date, and (y) in all other cases, the Common Share Market Price on the Business Day immediately preceding the date on which such Debentures are presented for conversion pursuant to Section 1202 of the Indenture. As used in this paragraph, the term "Common Share Market Price" shall mean the reported last sale price regular way or, reported closing bid and asked prices regular way, in either case on the New York Stock Exchange or, if the Common Shares are not listed or admitted to trading on such Exchange, on the principal national securities exchange on which the Common Shares are listed or admitted to trading or, if not listed or admitted to trading on any national securities exchange, the average of the closing bid and asked prices as furnished by any New York Stock Exchange member firm selected from time to time by the Company for that purpose.

         The Holder of this Debenture may elect to convert this Debenture, or any portion thereof, which is an integral multiple of $15.00, by surrender of this Debenture, duly endorsed or assigned to the Company or in blank, to the Company at its office or agency maintained pursuant to Section 1002 of the Indenture, accompanied (a) by written notice to the Company that the Holder hereof elects to convert this Debenture, or if less than the entire principal amount hereof is to be converted, the portion hereof to be converted, (b) in case of any election to convert pursuant to clause (i) of the preceding paragraph, by payment in New York Clearing House or other funds acceptable to the Company of $7.50 (subject to adjustment) for each $7.50 aggregate principal amount of Debenture to be converted, and (c) in case such surrender shall be made during the period from the close of business on any Regular Record Date next preceding any Interest Payment Date to the opening of business on such Interest Payment Date (unless this Debenture or the portion thereof being converted has been called for redemption during such period), also by payment in New York Clearing House or other funds acceptable to the Company of an amount equal to the interest payable on such Interest Payment Date on the principal amount of this Debenture then being converted. Subject to the aforesaid requirement for payment and, in the case of a conversion after the Regular Record Date next preceding any Interest Payment Date and on or before such Interest Payment Date, to the right of the Holder of this Debenture (or any Predecessor Debenture) of record at such Regular Record Date to receive an installment of interest (with certain exceptions provided in the Indenture), no payment or adjustment is to be made on conversion for interest accrued hereon or for dividends on the Common Shares issued on conversion. No fractions of shares or scrip representing fractions of shares will be issued on conversion, but instead of any fractional interest the Company shall pay a cash adjustment as provided in the Indenture. The conversion price is subject to adjustment as provided in the Indenture. In addition, the Indenture provides that in the case of certain consolidations or mergers to which the Company is a party or the sale or transfer of all or substantially all of the assets of the Company, the Indenture shall be amended, without the consent of any Holders of Debentures so that this Debenture, if then outstanding, will be convertible thereafter, during the period this Debenture shall be convertible as specified above, only into the kind and amount of securities, cash and other property receivable upon the consolidation, merger, sale or transfer by a holder of the number of Common Shares of the Company into which this Debenture might have been converted immediately prior to such consolidation, merger, sale or transfer (assuming such holder of Common Shares failed to exercise any rights of election as to the kind or amount of securities, cash and other property receivable upon such consolidation, merger, sale or transfer).

         The Debentures are subject to redemption, upon not less than 30 nor more than 60 days' notice by mail, at any time on or after May 1, 1991, as a whole or in part, at the election of the Company, at a Redemption Price, consisting of (i) a cash payment equal to 100% of the principal amount, together in the case of any such redemption with accrued interest to the Redemption Date, plus (ii) a Warrant, exercisable at any time on or before the close of business on May 1, 1994, to purchase that number of Common Shares equal to one-half of the largest whole even number of Common Shares into which such Debentures could be converted on the Redemption Date, pursuant to clause
  (i) of the second paragraph appearing on the reverse side of this Debenture, upon payment of a warrant exercise price per Common Share equal to the quotient obtained by dividing (x) the aggregate principal amount of such Debentures, by (y) the number of Common Shares initially issuable upon the exercise of the Warrant. Interest installments whose Stated Maturity is on or prior to such Redemption Date will be payable to the Holders of such Debentures, or one or more Predecessor Debentures, of record at the close of business on the relevant Record Dates referred to on the face hereof, all as provided in the Indenture."

  Section 1.2.               Conversion Privilege and Conversion Price.
                             -----------------------------------------

         Section 1201 of the Original Indenture is hereby amended to read in full as follows:

         "Section 1201.          Conversion Privilege and Conversion Price.
                                 ------------------------------------------

            (a) At any time after May 1, 1988 and subject to and upon compliance with the provisions of this Article, at the option of the Holder thereof, any Debenture (or any portion of the principal amount thereof which is $15.00) or an integral multiple of $15.00 may be converted into such number of fully paid and non-assessable Common Shares of the Company, as may be issuable pursuant to either clause (i) or (ii) below, selected at the option of the Holder:

                 (i) the Holder may elect to surrender $7.50 aggregate principal amount of Debentures and pay an additional $7.50 in cash, upon which payment the Holder will be issued Common Shares of the Company at the conversion price of $15.00 (or such other conversion price as may be determined after giving effect to adjustments set forth in
            Section 1204); or

                 (ii) the Holder may elect to surrender $15.00 aggregate
            principal amount of Debentures and make no additional cash payment, upon which payment the Holder will be issued the number of Common Shares equal to (xx) the total number of shares issuable pursuant to clause (i) above, less (yy) the Equalization Factor.

            (b) As used in paragraph (a) above, the term "Equalization Factor" shall mean the quotient obtained by dividing (i) $15 by (ii) the Applicable Common Share Market Price (in each case as adjusted to give appropriate effect to any adjustment pre-viously made pursuant to Section 1204). As used in this paragraph, the term "Applicable Common Share Market Price" shall mean (i) in the case of any Debentures called for redemption and converted at any time after the date of the notice of redemption given pursuant to Section 1104 hereof, the Common Share Market Price on the Business Day preceding the Redemption Date, and (ii) in all other cases, the Common Share Market Price on the Business Day immediately preceding the date on which such Debentures are presented for conversion pursuant to Section 1202 hereof. As used in this paragraph, the term "Common Share Market Price" shall mean the reported last sale price regular way or, reported closing bid and asked prices regular way, in either case on the New York Stock Exchange or, if the Common Shares are not listed or admitted to trading on such Exchange, on the principal national securities exchange on which the Common Shares are listed or admitted to trading or, if not listed or admitted to trading on any national securities exchange, the average of the closing bid and asked prices as furnished by any New York Stock Exchange member firm selected from time to time by the Company for that purpose.

            (c) The conversion right set forth herein shall expire at the close of business on May 1, 1994. In case a Debenture or portion thereof is called for redemption, such conversion right in respect of the Debenture or portion so called shall expire at the close of business on the Redemption Date, unless the Company defaults in making the payment due upon redemption.

            (d) The price at which Common Shares shall be delivered upon conversion pursuant to clause (i) of paragraph (a) of this Section 1201 (herein called the (conver-sion price") shall be initially $15.00 for each Common Share payable as set forth above. In the case of any Common Shares issued pursuant to clause (i) of paragraph (a) above, the portion of the conversion price with respect to a Common Share to be paid by the cancellation of Debentures is here called the "Canceled Debenture Portion" of the conversion price, and the portion of such conversion price to be paid in cash is herein called the "Cash Portion" of the conversion price. The conversion price shall be adjusted in certain instances as provided in paragraphs (1), (2), (3),
        (4), (7) and (9) of Section 1204."

  Section 1.3.         Fractions of Shares.
                       --------------------
         Section 1203 of the Original Indenture is hereby amended to read in full as follows:
              "Section 1203.       Fractions of Shares.
                                   --------------------
               No fractional Common Shares shall be issued upon conversion of Debentures. If more than one Debenture shall be surrendered for conversion at one time by the same Holder, the number of full shares which shall be issuable upon conversion thereof shall be computed on the basis of the aggregate principal amount of the Debentures (or specified portions thereof) so surrendered. In the case of any Common Shares to be issued upon the conversion of Debentures pursuant to
         Section 1201 (a) (i), instead of any fractional Common Share which would otherwise be issuable upon conversion of any Debenture or Debentures (or specified portions thereof), the Company shall pay a cash adjustment equal to the portion of the principal amount of any Debenture (up to a Maximum of $14.99) which cannot be applied toward the payment of the Canceled Debenture Portion of the conversion price (as determined by the Board of Directors or in any manner prescribed by the Board of Directors). In the case of any Common Shares to be issued upon the conversion of Debentures pursuant to Section 1201 (a) (ii), no cash adjustment payment shall be made with respect to any fractional Common Share which would otherwise be issuable."

  Section 1.4.         Adjustment of Conversion Price.
                       -------------------------------
         Section 1204 (9) of the Original Indenture is hereby amended to read in full as follows:

               "(9) In the case of any Common Shares to be issued upon the conversion of Debentures pursuant to Section 1201 (a) (i), any adjustment to be made to the conversion price pursuant to this Section shall be effected by adjusting the Canceled Debenture Portion of the conversion price by an amount equal to 50% of the total amount of the adjustment to be made and by adjusting the Cash Portion of the con-version by an amount equal to 50% of the total amount of the adjustment to be made."

                                  ARTICLE TWO
                            MISCELLANEOUS PROVISIONS

  Section 2.1.    Relation to the Original Indenture.
                  -----------------------------------

         This First Supplemental Indenture and all the terms and provisions herein contained shall form a part of the Indenture as fully and with the same effect as if all such terms and provisions had been set forth in the Original Indenture and each and every term and condition contained in the Original Indenture shall apply to this First Supplemental Indenture with the same force and effect as if the same were in this First Supplemental Indenture set forth in full, with such omissions, variations and modifications thereof as may be appropriate to make each such term and condition conform to this First Supplemental Indenture. The Original Indenture is hereby ratified and confirmed and shall remain and continue in full force and effect in accordance with the terms and provisions thereof, as supplemented and amended by this First Supplemental Indenture, and the Original Indenture and this First Supplemental Indenture shall be read, taken and construed together as one instrument. All references to the "Indenture" in the Original Indenture and the Debentures shall be deemed to be references to the Original Indenture as amended by this First Supplemental Indenture. Except as expressly amended thereby, the terms and conditions of the Original Indenture shall remain in full force and effect.

  Section 2.2.    No Responsibility of Trustee for Recitals, etc.
                  -----------------------------------------------
         The Trustee shall not be responsible in any manner whatsoever for or with respect to any of the recitals or statements contained herein, all of which recitals or statements are made solely by the Company, or for or with respect to (i) the validity, efficacy, or sufficiency of this First Supplemental Indenture or any of the terms or provisions hereof, (ii) the proper authorization hereof by corporate action of the Company, (iii) the due execution hereof by the Company or (iv) the consequences, direct or indirect (and whether deliberate or inadvertent), of any amendment herein provided for, and the Trustee makes no representation with respect to such matters.

  Section 2.3.    Meaning of Terms.
                  -----------------
         All capitalized terms used in this First Supplemental Indenture but not defined herein shall have the meanings specified in the Original Indenture.

  Section 2.4.    Notice to Holders and Form of Reverse of Debentures
                  ---------------------------------------------------
         (a) Upon the effectiveness of this First Supplemental Indenture, the Trustee shall notify each Holder of such effectiveness; however the form of Debenture for Debentures currently outstanding shall not change.

         (b) Debentures authenticated and delivered after the effectiveness of this First Supplemental Indenture shall contain the amendments to the reverse set forth in Section 1.1 of this First Supplemental Indenture.

  Section 2.5.     Multiple Originals
                   ------------------
         The parties may sign any number of copies of this First Supplemental Indenture. Each signed copy shall be an original, but all of them together represent the same agreement. One signed copy is enough to prove this First Supplemental Indenture. The parties may sign this First Supplemental Indenture in counterparts.

  Section 2.6.     Effectiveness.
                   --------------
         The First Supplemental Indenture shall be effective when executed by each of the parties hereto.

  Section 2.7.     Successors and Assigns.
                   -----------------------
         All the covenants, stipulations, promises and agreements in the First Supplemental Indenture contained by or on behalf of the Company shall bind its successors and assigns, whether so expressed or not.

  Section 2.8.     Governing Law.
                   --------------
         The laws of the State of New York shall govern this First Supplemental Indenture.

         IN WITNESS WHEREOF, the parties hereby have caused this First Supplemental Indenture to be executed on their behalf by their duly authorized officers all as of the day and year first above written.


  Attest:                                      CONTINENTAL CAN COMPANY,  INC.
     /s/   Linda Driscoll                      By:  /s/    Abdo Yazgi
   ----------------------                         -------------------
  Attest:                                      UNITED STATES TRUST COMPANY
                                                  OF NEW YORK, as Trustee
     /s/ B. Eising                             By:  /s/  Patricia Stermer
   ----------------------                         -----------------------