Form 10-Q
period 1994-06-30
CONTINENTAL CAN CO INC /DE/
filed 1994-08-12
CIK 103392

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                                   ---------

(MARK ONE)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
 -------
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the period ended      JUNE 30, 1994
                               ----------------------

                                       OR

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
          -------  -------------------------------------------------
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______ to _______.


          Commission File Number:   1-6690
                                    ------


                          CONTINENTAL CAN COMPANY, INC.
                ------------------------------------------------
            (Exact name of registrant as specified in its charter)


             DELAWARE                          11-2228114
    --------------------------       ------------------------------------
 (State of Incorporation)       (I.R.S. Employer Identification No.)


 One Aerial Way, Syosset, New York         11791
- ----------------------------------------  --------
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


    X     YES             NO
 -------          -------


The number of shares outstanding of the registrant's Common Stock ($.25 par value) as of August 11, 1994 is 3,151,157.

FORM 10-Q


                                     PART I

                             FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------


Consolidated Balance Sheets as of June 30, 1994 and December 31, 1993 and June 30, 1993.


Consolidated Statements of Earnings and Retained Earnings for the Three Months Ended June 30, 1994 and 1993


Consolidated Statements of Earnings and Retained Earnings for the Six Months Ended June 30, 1994 and 1993


Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1994 and 1993


Notes to Consolidated Financial Statements


                        CONTINENTAL CAN COMPANY, INC.
                         CONSOLIDATED BALANCE SHEETS
                JUNE 30, 1994 AND 1993 AND DECEMBER 31, 1993


(In thousands)
                                          June 30,   December 31,  June 30,
                                              1994           1993      1993
                                         ----------------------------------
ASSETS

Current assets:
   Cash and cash equivalents             $ 14,463       $ 12,741   $ 15,496
   Investments                                295            317        823

   Accounts receivable:
      Trade accounts                      105,637         71,899     90,201
      Other                                13,891          8,357      5,770
      Less allowance for doubtful
       accounts                            (4,196)        (3,522)    (3,514)
                                         ----------------------------------

          Accounts receivable, net        115,332         76,734     92,457

Inventories                                90,810         69,503     82,000
Prepaid expenses and other current
 assets                                     3,630          4,911      3,683
                                         ----------------------------------

             Total current assets         224,530        164,206    194,459


Property, plant and equipment, at cost:
   Land, building and building
    improvements                           45,924         43,733     44,877
   Manufacturing machinery and equipment  213,030        206,423    188,907
   Furniture, fixtures and equipment        8,437          7,379      7,497
   Construction in progress                15,782          9,732     17,095
                                         ----------------------------------
                                          283,173        267,267    258,376

Less accumulated depreciation and
 amortization                             102,254         84,192     72,682
                                         ----------------------------------

          Net property, plant and
           equipment                      180,919        183,075    185,694

Goodwill, net of accumulated
 amortization                              14,000         13,369     13,818
Investments - non-current                      50             96        101
Other assets                               22,819         25,161     24,359
                                         ----------------------------------

             Total assets                $442,318       $385,907   $418,431
                                         ==================================



See accompanying notes to consolidated financial statements.


                       CONTINENTAL CAN COMPANY, INC.
                        CONSOLIDATED BALANCE SHEETS
                JUNE 30, 1994 AND 1993 AND DECEMBER 31, 1993

(In thousands)
                                          June 30,  December 31,  June 30,
                                              1994          1993      1993
                                         ---------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Short term borrowings                 $ 29,634      $  6,378   $ 16,553
   Accounts payable - trade                58,284        40,828     47,345
   Accrued liabilities:
      Employee compensation and benefits   13,386        16,075     19,695
      Other accrued expenses               33,286        15,887     19,863
Current installments of long term debt
 and obligations under capital leases      12,808        13,487      8,863
Income taxes payable                        1,167           635        649
Other liabilities                           2,160         4,811      7,483
                                         ---------------------------------
            Total current liabilities     150,725        98,101    120,451


Long term debt, excluding current
 installments                             134,432       140,481    144,831
Obligations under capital leases,
 excluding current installments            13,670        13,501     14,429
Deferred income taxes                       3,011         2,717      3,267
Other                                      37,837        38,137     40,886
                                         ---------------------------------
            Total liabilities             339,675       292,937    323,864


Minority interest                          35,365        32,115     33,748

Stockholders' equity:
   Capital stock:
      First preferred stock,
       cumulative $25 par value.
       Authorized 250,000
       shares; no shares issued.                -             -          -
      Second preferred stock, 4%
       non-cumulative, $100 par
       value. Authorized 1,535
       shares; no shares issued.                -             -          -
      Common stock, $.25 par value.
       Authorized 20,000,000 shares;
       Outstanding 3,151,157
       shares in 1994, 2,858,026
       shares in Dec. 1993 and
       2,873,078 shares in Jun. 1993.          787           720        718
                                         ----------------------------------
                                               787           720        718
Additional paid-in capital                  42,657        41,414     41,370
Retained earnings                           22,930        21,742     20,836
                                         ----------------------------------
                                            66,374        63,876     62,924
Cumulative foreign currency translation
 adjustment                                    904        (3,021)    (2,105)
                                         ----------------------------------
            Total stockholders' equity      67,278        60,855     60,819
                                         ----------------------------------

                                          $442,318      $385,907   $418,431
                                         ==================================


See accompanying notes to consolidated financial statements.


                CONTINENTAL CAN COMPANY, INC.
  CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
          THREE MONTHS ENDED JUNE 30, 1994 AND 1993

(In thousands, except per share data)

                                          1994       1993
                                        --------   --------
Sales                                   $135,127   $127,460
Cost of goods sold                       110,289    103,087
                                        --------   --------
       Gross profit                       24,838     24,373
Selling, general and administrative
 expenses                                 16,821     15,997
                                        --------   --------
       Operating income                    8,017      8,376

Other income (expense):
   Interest expense, net                  (4,446)    (5,864)
   Foreign currency exchange gain (loss)     (74)        35
   Other - net                               (35)        63
                                        --------   --------
      Net other expense                   (4,555)    (5,766)
                                        --------   --------


Income before provision for income
 taxes, minority interest and
 extraordinary item                        3,462      2,610
Provision for income taxes                 1,478      1,677
                                        --------   --------

Income before minority interest and
    extraordinary item                     1,984        933

Minority interest                            271        (25)
                                        --------   --------
                                           1,713        958
Extraordinary Item                           (73)         -
                                        --------   --------

Net income                              $  1,640   $    958
                                        ========   ========

Net earnings (loss) per common share -
 Primary:
  Before extraordinary item             $   0.53   $   0.32
  Extraordinary item                       (0.02)         -
                                        --------   --------
Net earnings per common share           $   0.51   $   0.32
                                        ========   ========

Earnings (loss) per common share,
 assuming
  full dilution:
  Before extraordinary item             $   0.52   $   0.29
  Extraordinary item                       (0.02)         -
                                        --------   --------
Net earnings (loss) per common share
  assuming full dilution                $   0.50   $   0.29
                                        ========   ========

RETAINED EARNINGS
   Balance at beginning of period       $ 21,290   $ 19,930
   Net income                              1,640        958
                                        --------   --------
                                          22,930     20,888
   Dividends declared                          -         52
                                        --------   --------
   Balance at end of period             $ 22,930   $ 20,836
                                        ========   ========


See accompanying notes to consolidated financial statements.


                CONTINENTAL CAN COMPANY, INC.
  CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
           SIX MONTHS ENDED JUNE 30, 1994 AND 1993

(In thousands except per share data)
                                            1994       1993
                                          --------   --------
Sales                                     $250,977   $238,232
Cost of goods sold                         205,804    193,753
                                          --------   --------
       Gross profit                         45,173     44,479
Selling, general and administrative
 expenses                                   32,651     31,327
                                          --------   --------
       Operating income                     12,522     13,152

Other income (expense):
   Interest expense, net                    (9,054)   (11,589)
   Foreign currency exchange loss              (25)       (50)
   Other - net                                   2        100
                                          --------   --------
      Net other expense                     (9,077)   (11,539)
                                          --------   --------

Income before provision for income
 taxes,minority interest,
 extraordinary item and cumulative
 effect of accounting change                 3,445      1,613
Provision for income taxes                   2,169      2,060
                                          --------   --------

Income (loss) before minority interest,
 extraordinary item and cumulative
 effect of accounting change                 1,276       (447)
Minority interest                             (248)      (581)
                                          --------   --------
Income before extraordinary item and
  cumulative effect of accounting change     1,524        134
Extraordinary Item                             (73)         -
Cumulative effect of accounting
change, net                                   (263)         -
                                          --------   ---------

Net income                                $  1,188   $    134
                                          ========   ========

Earnings (loss) per common share -
 Primary:
  Before cumulative effect of
   accounting  change                     $   0.49   $   0.04
  Extraordinary Item                         (0.02)         -
  Cumulative effect of accounting change     (0.08)         -
                                          --------   --------
Net earnings per common share             $   0.39   $   0.04
                                          ========   ========

Earnings (loss) per common share,
 assuming full dilution:
  Before cumulative effect of
   accounting change                      $   0.46   $   0.05
  Extraordinary Item                         (0.02)         -
  Cumulative effect of accounting change     (0.08)         -
                                          --------   --------
Net earnings per common share,
 assuming full dilution                   $   0.36   $   0.05
                                          ========   ========

RETAINED EARNINGS
   Balance at beginning of period         $ 21,742   $ 20,754
   Net income                                1,188        134
                                          --------   --------
                                            22,930     20,888
   Dividends Declared                            -         52
                                          --------   --------
   Balance at end of period               $ 22,930   $ 20,836
                                          ========   ========


See accompanying notes to consolidated financial statements.


                CONTINENTAL CAN COMPANY, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
           SIX MONTHS ENDED JUNE 30, 1994 AND 1993

(In thousands)

                                              1994       1993
                                         --------   --------
Cash Flows From Operating Activities:

   Net income                            $  1,187   $    134

   Depreciation and Amortization           17,445     16,880

   Minority Interest                         (248)      (581)

   Cumulative Effect of Accounting            (73)         -
    Change, Net

   Other Adjustments                      (23,053)   (12,885)
                                         --------   --------

Net Cash Provided by (Used in)
 Operating Activities                      (4,742)     3,548

Net Cash Provided by (Used in)
 Investing Activities:

    Capital Expenditures                   (9,826)    (9,306)

    Other                                      53        104
                                         --------   --------

Net Cash Used in Investing Activities      (9,773)    (9,202)

Net Cash Provided by Financing
 Activities                                15,574      7,009

Effect of Exchange Rate Changes on Cash       663       (134)
                                         --------   --------

Net Increase in Cash                        1,722      1,221

Cash at Beginning of Period                12,741     14,275
                                         --------   --------

Cash at End of Period                    $ 14,463   $ 15,496
                                         ========   ========

See accompanying notes to consolidated financial statements.

                 CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1994

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

       (b) Adjustments

           The results for the interim period reported herein have not been audited; however, in the opinion of management, all adjustments necessary for a fair presentation of the interim period statements have been made.

           (c) Earnings Per Common Share

           Earnings per common share is based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include dilutive stock options (using the treasury stock method) exercisable under the Company's option plans. Weighted average shares outstanding in the second quarter of 1994 and 1993, were 3,229,988 and 3,031,979, respectively and for the first six months of 1994 and 1993 were 3,131,969, and 3,033,119, respectively.

           For both periods of 1993 and 1994, earnings per common share, assuming full dilution, gives effect to the conversion of the Company's outstanding 10-3/4% Convertible Subordinated Debentures (the "Debentures") due May 1, 1994 as if such Debentures had been converted on the issue date, after elimination of related interest expense, net of income tax effect. All Debentures were converted during the second quarter of 1994. See Note 4.


  (2)   Inventories
      Inventories consist principally of packaging materials. The components of inventory were as follows: (000's omitted)


                            June 30,  December 31,  June 30,
                              1994        1993        1993
                            --------  ------------  --------
Finished goods               $43,155       $31,720   $39,632
Work in process                9,621         5,834     8,761
Raw materials & supplies      37,948        31,774    33,495
                             -------       -------   -------
                              90,724        69,328    81,888
LIFO reserve                      86           175       112
                             -------       -------   -------
                             $90,810       $69,503   $82,000
                             =======       =======   =======


  (3) Merger of Subsidiaries

      During the second quarter of 1994, the Company's subsidiaries Onena Bolsas de Papel S.A. (Onena), Industrias Gomariz S.A. (Ingosa) and Dixie Union S.A. legally merged with effect from January 1, 1994. The provincial government through SODENA, an economic development corporation, was issued 41% of the merged entity, Onena Bolsas de Papel S.A., in exchange for the elimination of $3,905,000 (534 million pesetas) in overdue local taxes owed by Ingosa. In addition, SODENA provided a loan in the amount of $2,272,000 (309 million pesetas) on an interest-free basis for three years. These transactions have been accounted for under the purchase method with the excess over the negotiated value of SODENA's equity interest ($1,097,000;150 million pesetas) and the excess over the loan amount discounted at a 7% annual rate ($439,000;57 million pesetas), being allocated to property, plant and equipment.

  (4) Common Stock

      During the second quarter of 1994, the Company's Debentures, totaling $1,164,187 in principal amount, matured. All of the Debentures were surrendered for conversion and 267,799 shares of common stock were issued. Holders of the Debentures had two options with regard to the conversion, one of which required the payment of additional cash. Pursuant to this option $146,152 was received, $146,152 principal amount of Debentures were surrendered, and 38,974 shares of Common Stock were issued. The remaining $1,018,035 principal amount of Debentures were surrendered for 228,825 shares of Common Stock.

  The elimination of the Debentures and the additional cash received resulted in the reduction of Long Term Debt by $1,164,187, an increase in the Common Stock account of $66,950 and an increase in the Paid-in Capital account of $1,243,389.



  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  ----------------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------

         Sales during the second quarter of 1994 increased 6% to $135,127,000, as compared to $127,460,000 in the second quarter of 1993. Sales in the first six months of 1994 increased 5% to $250,977,000 from $238,232,000 in the same prior year period. Higher 1994 sales resulted from volume increases in each of the Company's packaging subsidiaries, as well as from the acquisition of Ingosa in late 1993. Reducing the amount of the sales improvement was the effect of foreign currency translation rate differences which lowered reported sales by the Company's European operations by approximately 5% ($4.7 million) in the first six months of 1994 and 3% ($2.3 million) in the second quarter of 1994, as compared to the same prior year periods.

       Gross profit was higher in each period of 1994 than the same prior year period although gross profit as a percentage of sales declined approximately 0.7% in the second quarter and first six months of 1994 from the same periods of 1993. This decline primarily resulted from a higher mix of lower margin business at Ferembal and competitive pressure in the European flexible film business in Europe, which more than offset margin improvement at PCI.

       Selling, general and administrative expense as a percentage of sales declined approximately 0.4% in the first six months of 1994 versus the same prior year period. Selling, general and administrative expense as a percentage of sales in the second quarter of 1994 and 1993 was approximately equal over both periods. Selling, general and administrative expense was negatively impacted during both periods of 1994 by expenses relating to the merger of Ingosa and Onena. See Note 3. Because of these various factors, operating income amounted to $8,017,000 and $12,522,000 in the second quarter and first six months of 1994, respectively, as compared to $8,376,000 and $13,152,000 in the same periods of 1993.

       Net interest expense declined to $4,446,000 in the second quarter of 1994 from $5,864,000 in the same period of 1993. Net interest expense declined to $9,054,000 in the first six months of 1994 as compared to $11,589,000 in the same period of 1993. This decline resulted from lower consolidated debt levels, and lower interest rates principally at the Company's European subsidiaries.

       Provision for income taxes amounted to $1,478,000 and $2,169,000 in the second quarter and first six months of 1994, respectively, as compared to $1,677,000 and $2,060,000 in the second quarter and first six months of 1993, reflecting a lower level of tax benefits for accounting purposes in loss operations than tax expense in the Company's profitable operations. Minority interest during each period reflects the interests of other shareholders in some of the Company's subsidiaries.

       Net income before extraordinary items amounted to $1,713,000 ($.53 per share)in the second quarter of 1994 as compared to $958,000 ($.32 per share) in the second quarter of 1993. During the second quarter and first six months of 1994, the Company recognized an extraordinary charge amounting to $73,000 ($0.02 per share) related to the purchase and cancellation by PCI of $3 million of its 10.75% Senior Secured Notes. During the first six months of 1994, the Company recorded a charge amounting to $263,000 ($.08 per share) resulting from the cumulative effect of an accounting change. Net income in the first six months of 1994 amounted to $1,187,000 ($.39 per share) as compared to net income of $134,000 ($.04 per share) in 1993.



  FINANCIAL CONDITION
  -------------------


  CAPITAL REQUIREMENTS
  --------------------

       The Company acquired $3,032,000 and $9,826,000 of capital assets during the second quarter and first six months of 1994, respectively, consisting primarily of packaging equipment. These assets were acquired for cash. Similar types of assets are expected to be acquired for the remainder of 1994 and total capital expenditures are expected to amount to approximately $24 million.

       The Company intends to actively pursue acquisition possibilities in 1994. It is presently the Company's intention to finance any acquisitions by leveraging the assets of the business to be acquired, with existing cash, through bank borrowings or, possibly, through the issuance of stock.


  LIQUIDITY

       The Company's liquidity position declined slightly during the second quarter of 1994. Working capital decreased to approximately $73.8 million, and the current ratio amounted to 1.49 at June 30, 1994 compared to 1.67 at December 31, 1993.

        For the six months ended June 30, 1994, net cash used by operating activities amounted to $4,742,000 and was to fund an increase in working capital. The increase in the Company's working capital requirements in the second and third quarters of each year is primarily a result of the seasonality of Ferembal's business which peaks at these periods because of the harvest of vegetable crops for canning. Net cash used in investing activities, primarily capital expenditures, amounted to $9,773,000 during the first six months of 1994. The cash required for the Company's operating and investing activities for this period in excess of that provided by net income and depreciation was financed with short term borrowings which were also used to make payments of long term debt. The Company expects that, as Ferembal collects receivables and reduces its seasonally high inventories relating to vegetable canning, these short term borrowings will be repaid.

       At June 30, 1994, the Company had an available credit line under a Revolving Credit Agreement of $2.1 million. In addition, the Company's consolidated subsidiaries had available approximately $26 million in credit lines and bank overdraft facilities at June 30, 1994. However, the Company's ability to draw upon these lines for other than its subsidiaries' needs is restricted.

       The Company expects that cash from operations and its existing banking facilities will be sufficient to meet its operating needs for the remainder of 1994. On a long term basis the Company believes that existing funds, cash generated by operations and its existing banking facilities will be sufficient to meet its cash needs.

                                    PART II

                               OTHER INFORMATION


  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
  -----------------------------------------

  (a) Exhibits Required

         (11) Statement re computation of per share earnings
            See Note 1(c) on Page 8.


           All other items for which provision is made in the applicable regulations of the Securities and Exchange ommission have been omitted as they are not required under the related instructions or they are inapplicable.


         (b) Reports on Form 8-K

          No reports on Form 8-K have been filed since
              March 31, 1994.



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



                                       CONTINENTAL CAN COMPANY, INC.
                                           (REGISTRANT)



                                    By:  /s/ Abdo Yazgi
                                         ---------------------------
                                        Abdo Yazgi
                                        Principal Financial Officer
                                        and on behalf of registrant



  DATED:   AUGUST 11, 1994