Form 10-Q
period 1994-09-30
CONTINENTAL CAN CO INC /DE/
filed 1994-11-14
CIK 103392

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                   ---------

(MARK ONE)
   X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
- -------        OF THE SECURITIES EXCHANGE ACT OF 1934


               For the period ended    SEPTEMBER 30, 1994
                                   ---------------------------

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
- -------        OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from _______ to _______.


               Commission File Number:  1-6690
                                        ------


                         CONTINENTAL CAN COMPANY, INC.
           -----------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        DELAWARE                                      11-2228114
- -------------------------                   -----------------------------
 (State of Incorporation)                   (I.R.S. Employer Identification No.)


               One Aerial Way, Syosset, New York           11791
     ---------------------------------------------------------------------
             (Address of principal executive offices)      Zip Code


                                (516) 822-4940
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


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


The number of shares outstanding of the registrant's Common Stock ($.25 par value) as of November 7, 1994 is 3,151,157.

FORM 10-Q



                                     PART I

                             FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------



Consolidated Balance Sheets as of September 30, 1994 and December 31, 1993 and September 30, 1993.



Consolidated Statements of Earnings and Retained Earnings for the Three Months Ended September 30, 1994 and 1993



Consolidated Statements of Earnings and Retained Earnings for the Nine Months Ended September 30, 1994 and 1993



Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1994 and 1993



Notes to Consolidated Financial Statements

                             CONTINENTAL CAN COMPANY, INC.
                              CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1994 AND 1993 AND DECEMBER 31, 1993

( In thousands )
                                                       September 30,   December 31,   September 30,
                                                           1994           1993            1993
                                                       --------------------------------------------
ASSETS

Current assets:
 Cash and cash equivalents                                 $ 18,999       $ 12,741        $ 12,545
 Investments                                                    294            317             319

Accounts receivable:
  Trade accounts                                            113,626         71,899         112,532
  Other                                                       9,637          8,357           7,890
  Less allowance for doubtful accounts                      (4,552)        (3,522)         (4,043)
                                                       -------------------------------------------

   Accounts receivable, net                                 118,711         76,734         116,379

Inventories                                                  81,085         69,503          73,006
Prepaid expenses and other current assets                     1,558          4,911           3,461
                                                       -------------------------------------------

              Total current assets                          220,647        164,206         205,710

Property, plant and equipment, at cost:
 Land, building and building improvements                    47,864         43,733          45,292
 Manufacturing machinery and equipment                      217,632        206,423         192,378
 Furniture, fixtures and equipment                            8,508          7,379           7,760
 Construction in progress                                    17,867          9,732          20,663
                                                       -------------------------------------------
                                                            291,871        267,267         266,093

Less accumulated depreciation and amortization              110,499         84,192          81,539
                                                       -------------------------------------------

     Net property, plant and equipment                      181,372        183,075         184,554

Goodwill, net of accumulated amortization                    14,191         13,369          13,821
Investments - non-current                                        50             96             100
Other assets                                                 21,888         25,161          25,125
                                                       -------------------------------------------

               Total assets                                $438,148       $385,907        $429,310
                                                       ===========================================



See accompanying notes to consolidated financial statements.

                            CONTINENTAL CAN COMPANY, INC.
                             CONSOLIDATED BALANCE SHEETS
                  SEPTEMBER 30, 1994 AND 1993 AND DECEMBER 31, 1993


( In thousands )
                                                                   September 30,  December 31,   September 30,
                                                                       1994          1993            1993
                                                                   -------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities :
 Short term borrowings                                                 $ 16,204      $  6,378        $ 18,883
 Accounts payable - trade                                                60,453        40,828          55,956
 Accrued liabilities:
  Employee compensation and benefits                                     23,561        16,075          20,282
  Other accrued expenses                                                 22,150        15,887          19,810
Current installments of long term debt and
  obligations under capital leases                                       13,323        13,487          10,048
Income taxes payable                                                      2,554           635           1,160
Other liabilities                                                         4,880         4,811           8,677
                                                                   ------------------------------------------
                 Total current liabilities                              143,125        98,101         134,816

Long term debt, excluding current installments                          133,097       140,481         141,710
Obligations under capital leases, excluding
  current installments                                                   13,729        13,501          14,413
Deferred income taxes                                                     3,083         2,717           3,568
Other                                                                    37,497        38,137          38,843
                                                                   ------------------------------------------
              Total liabilities                                         330,531       292,937         333,350

Minority interest                                                        35,718        32,115          33,377

Stockholders' equity :
 Capital stock :
  First preferred stock, cumulative $25 par value.
   Authorized 250,000 shares; no shares issued.                               -             -               -
  Second preferred stock, 4% non-cumulative ,
   $100 par value. Authorized 1,535 shares;
   no shares issued.                                                          -             -               -
  Common stock, $.25 par value. Authorized
   20,000,000 shares; Outstanding 3,151,157
   shares in 1994 , 2,858,026 shares in Dec. 1993
   and 2,873,078 shares in Sep. 1993.                                       788           720             718
                                                                   ------------------------------------------
                                                                            788           720             718
Additional paid-in capital                                               42,872        41,414          41,370
Retained earnings                                                        26,032        21,742          22,095
                                                                   ------------------------------------------
                                                                         69,692        63,876          64,183
Cumulative foreign currency translation adjustment                        2,207       (3,021)         (1,600)
                                                                   ------------------------------------------
              Total stockholders' equity                                 71,899        60,855          62,583
                                                                   ------------------------------------------

                                                                       $438,148      $385,907        $429,310
                                                                   ==========================================

See accompanying notes to consolidated financial statements.

                         CONTINENTAL CAN COMPANY, INC.
           CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

(In thousands, except per share data)

                                                                       1994           1993
                                                                    ----------     ----------
Sales                                                                 $154,492       $134,213
Cost of goods sold                                                     126,489        107,982
                                                                    ----------     ----------
    Gross profit                                                        28,003         26,231
Selling, general and administrative expenses                            17,148         17,457
                                                                    ----------     ----------
    Operating income                                                    10,855          8,774

Other income (expense):
 Interest expense , net                                                (4,617)        (6,273)
 Foreign currency exchange loss                                          (131)          (189)
 Other - net                                                             (221)             10
                                                                    ----------     ----------
  Net other expense                                                    (4,969)        (6,452)
                                                                    ----------     ----------


Income before provision for income taxes ,
  minority interest and extraordinary item                               5,886          2,322
Provision for income taxes                                               2,308          1,884
                                                                    ----------     ----------

Income before minority interest and
  extraordinary item                                                     3,578            438

Minority interest                                                          476          (821)
                                                                    ----------     ----------

Net income                                                              $3,102         $1,259
                                                                    ==========     ==========


Net earnings per common share - Primary                                  $0.94          $0.42
                                                                    ==========     ==========

Net earnings (loss) per common share
 assuming full dilution                                                  $0.94          $0.38
                                                                    ==========     ==========

RETAINED EARNINGS
 Balance at beginning of period                                        $22,930        $20,836
 Net income                                                              3,102          1,259
                                                                    ----------     ----------
 Balance at end of period                                              $26,032        $22,095
                                                                    ==========     ==========


See accompanying notes to consolidated financial statements.

                CONTINENTAL CAN COMPANY, INC.
  CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
        NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

(In thousands except per share data)
                                                                       1994                  1993
                                                                    -----------          -----------
Sales                                                                  $405,469             $372,445
Cost of goods sold                                                      332,293              301,735
                                                                    -----------          -----------
    Gross profit                                                         73,176               70,710
Selling, general and administrative expenses                             49,799               48,783
                                                                    -----------          -----------
    Operating income                                                     23,377               21,927

Other income (expense):
 Interest expense , net                                                (13,671)             (17,862)
 Foreign currency exchange loss                                           (156)                (239)
 Other - net                                                              (219)                  109
                                                                    -----------          -----------
  Net other expense                                                    (14,046)             (17,992)
                                                                    -----------          -----------

Income before provision for income taxes ,
 minority interest, extraordinary item and
 cumulative effect of accounting change                                   9,331                3,935
Provision for income taxes                                                4,477                3,944
                                                                    -----------          -----------

Income (loss) before minority interest, extraordinary
 item and cumulative effect of accounting change                          4,854                  (9)
Minority interest                                                           228              (1,402)
                                                                    -----------          -----------
Income before extraordinary item and
 cumulative effect of accounting change                                   4,626                1,393
Extraordinary Item                                                         (73)                    -
Cumulative effect of accounting change, net                               (263)                    -
                                                                    -----------          -----------
Net income                                                               $4,290               $1,393
                                                                    ===========          ===========

Earnings (loss) per common share - Primary:
 Before cumulative effect of accounting  change                           $1.44                $0.46
 Extraordinary Item                                                      (0.02)
 Cumulative effect of accounting change                                  (0.08)                    -
                                                                    -----------          -----------
Net earnings per common share                                             $1.34                $0.46
                                                                    ===========          ===========

Earnings (loss) per common share, assuming
    full dilution:
 Before cumulative effect of accounting change                            $1.38                $0.44
 Extraordinary Item                                                      (0.02)
 Cumulative effect of accounting change                                  (0.08)                    -
                                                                    -----------          -----------
Net earnings per common share ,
  assuming full dilution                                                  $1.28                $0.44
                                                                    ===========          ===========

RETAINED EARNINGS
 Balance at beginning of period                                         $21,742              $20,754
 Net income                                                               4,290                1,393
                                                                    -----------          -----------
                                                                         26,032               22,147
 Dividends Declared                                                           -                   52
                                                                    -----------          -----------
 Balance at end of period                                               $26,032              $22,095
                                                                    ===========          ===========


See accompanying notes to consolidated financial statements.

                CONTINENTAL CAN COMPANY, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
        NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

(In thousands)

                                                                        1994                1993
                                                                    ------------        ------------
Cash Flows From Operating Activities:

 Net income                                                               $4,290              $1,392

 Depreciation and Amortization                                            25,973              26,674

 Minority Interest                                                           228             (1,402)

 Cumulative Effect of Accounting Change, Net                                (73)                   -

 Other Adjustments                                                       (8,955)            (19,193)
                                                                    ------------        ------------

Net Cash Provided by  Operating Activities                                21,463               7,471

Net Cash Provided by (Used in) Investing Activities:

 Capital Expenditures                                                   (16,996)            (16,223)

 Other                                                                       509                 673
                                                                    ------------        ------------

Net Cash Used in Investing Activities                                   (16,487)            (15,550)

Net Cash Provided by Financing Activities                                    605               6,449

Effect of Exchange Rate Changes on Cash                                      677               (100)
                                                                    ------------        ------------

Net Increase (Decrease) in Cash                                            6,258             (1,730)

Cash at Beginning of Period                                               12,741              14,275
                                                                    ------------        ------------

Cash at End of Period                                                    $18,999             $12,545
                                                                    ============        ============



See accompanying notes to consolidated financial statements.

                 CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1994

(1)   Accounting Policies and Other Matters
        (a)Basis of Presentation

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1993 Annual Report to Stockholders.

        (b)Adjustments

              The results for the interim period reported herein have not been audited; however, in the opinion of management, all adjustments necessary for a fair presentation of the interim period statements have been made.

        (c)Earnings Per Common Share

              Earnings per common share is based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include dilutive stock options (using the treasury stock method) exercisable under the Company's option plans. Weighted average shares outstanding in the third quarter of 1994 and 1993, were 3,297,685 and 3,019,946 respectively and for the first nine months of 1994 and 1993 were 3,222,161, and 3,030,607, respectively.

              For the first nine months of 1993 and 1994 and for the third quarter of 1993, earnings per common share, assuming full dilution, gives effect to the conversion of the Company's then outstanding 10-3/4% Convertible Subordinated Debentures (the "Debentures") due May 1, 1994 as if such Debentures had been converted on the issue date, after elimination of related interest expense, net of income tax effect. All Debentures were converted during the second quarter of 1994. See Note 4.


(2)   Inventories
       Inventories consist principally of packaging materials. The components of inventory were as follows:

(000's omitted)

                            September 30,  December 31,  September 30,
                                1994           1993          1993
                              --------       --------      --------
Finished goods                $37,141       $31,720        $34,672
Work in process                 8,781         5,834          7,506
Raw materials & supplies       33,045        31,774         30,716
                              -------       -------        -------
                               80,967        69,328         72,894
LIFO reserve                      118           175            112
                              -------       -------        -------
                              $81,085       $69,503        $73,006
                              =======       =======        =======

(3)   Merger of Subsidiaries

      During the second quarter of 1994, the Company's subsidiaries Onena Bolsas de Papel S.A. (Onena), Industrias Gomariz S.A. (Ingosa) and Dixie Union S.A. legally merged with effect from January 1, 1994. The provincial government through SODENA, an economic development corporation, was issued 41% of the equity of the merged entity, Onena Bolsas de Papel S.A., in exchange for the elimination of $3,905,000 (534 million pesetas) in overdue local taxes owed by Ingosa. In addition, SODENA provided a loan in the amount of $2,272,000 (309 million pesetas) on an interest-free basis for three years. These transactions have been accounted for under the purchase method with the excess over the negotiated value of SODENA's equity interest ($1,097,000;150 million pesetas) and the excess over the loan amount discounted at a 7% annual rate ($439,000, 57 million pesetas), being allocated to property, plant and equipment.

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

The elimination of the Debentures and the additional cash received resulted in the reduction of current installments of Long Term Debt by $1,164,187, an increase in the Common Stock account of $66,950 and an increase in the Paid-in Capital account of $1,243,389.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

        Sales during the third quarter of 1994 increased 15% to $154,492,000, as compared to $132,213,000 in the third quarter of 1993. Sales in the first nine months of 1994 increased 7% to $405,469,000 from $372,445,000 in the same prior year period. Higher 1994 sales resulted from volume increases in each of the Company's packaging subsidiaries, as well as from the acquisition of Ingosa in late 1993. Sales were effected by foreign currency translation rate differences which improved reported sales by the Company's European operations by approximately $7.7 million in the third quarter of 1994 but reduced sales by approximately $1 million in the first nine months of 1994, as compared to the same prior year periods.

        Gross profit was higher in each period of 1994 than the same prior year period although gross profit as a percentage of sales declined approximately 1.4% in the third quarter and 0.9% in the first nine months of 1994 from the same periods of 1993. This decline primarily resulted from higher raw material prices at Ferembal and competitive pressure in the European flexible film business in Europe, which more than offset the percentage margin improvement at PCI.

        Selling, general and administrative expense as a percentage of sales declined approximately 0.8% in the first nine months of 1994 versus the same prior year period. Selling, general and administrative expense as a percentage of sales in the third quarter of 1994 was approximately 2% lower than in 1993. The reduction in selling, general and administrative expense as a percentage of sales primarily reflects the fixed nature of many of these expenses in relation to increased volume. Because of these various factors, operating income amounted to $10,855,000 and $23,377,000 in the third quarter and first nine months of 1994, respectively, as compared to $8,774,000 and $21,927,000 in the same periods of 1993.

        Net interest expense declined to $4,617,000 in the third quarter of 1994 from $6,273,000 in the third quarter of 1993. Net interest expense declined to $13,761,000 in the first nine months of 1994 as compared to $17,862,000 in the same period of 1993. This decline resulted from lower consolidated debt levels, and lower interest rates at the Company's European subsidiaries.

        Provision for income taxes amounted to $2,308,000 and $4,477,000 in the third quarter and first nine months of 1994, respectively, as compared to $1,884,000 and $3,944,000 in the third quarter and first nine months of 1993, reflecting a lower level of tax benefits for accounting purposes in loss operations than tax expense in the Company's profitable operations. Minority interest during each period reflects the interests of other shareholders in some of the Company's subsidiaries.

        Net income before extraordinary items amounted to $3,102,000 ($0.94 per share) in the third quarter of 1994 as compared to $1,259,000 ($.42 per share) in the third quarter of 1993. During the first nine months of 1994, the Company recognized an extraordinary charge amounting to $73,000 ($0.02 per share) related to the purchase and cancellation by PCI of $3 million of its 10.75% Senior Secured Notes, and a charge amounting to $263,000 ($.08 per share) resulting from the cumulative effect of an accounting change. Net income in the first nine months of 1994 amounted to $4,290,000 ($1.34 per share) as compared to net income of $1,393,000 ($0.46 per share) in 1993.


FINANCIAL CONDITION


CAPITAL REQUIREMENTS

        The Company acquired $7,170,000 and $16,996,000 of capital assets during the third quarter and first nine months of 1994, respectively, consisting primarily of packaging equipment. These assets were acquired for cash. Similar types of assets are expected to be acquired for the remainder of 1994 and total capital expenditures are expected to amount to approximately $23 million.

        The Company intends to actively pursue acquisition possibilities in 1994. It is presently the Company's intention to finance any acquisitions by leveraging the assets of the business to be acquired, with existing cash, through bank borrowings or, possibly, through the issuance of stock.


LIQUIDITY

        The Company's liquidity position declined slightly during the first nine months of 1994. Working capital increased to approximately $77.5 million, and the current ratio amounted to 1.54 at September 30, 1994 compared to 1.67 at December 31, 1993.

        For the nine months ended September 30, 1994, net cash provided by operating activities amounted to $21,463,000. The increase in the Company's working capital requirements in the third quarter of each year is primarily a result of the seasonality of Ferembal's business which peaks at this period because of the harvest of vegetable crops for canning. Net cash used in investing activities, primarily capital expenditures, amounted to $16,996,000 during the first nine months of 1994. In the same period, the Company repaid approximately $8 million in long term debt and increased short term borrowings by approximately $8.5 million. The Company expects that, as Ferembal collects receivables and reduces its seasonally high inventories relating to vegetable canning, these short term borrowings will be repaid.

        At September 30, 1994, the Company had an available credit line under a Revolving Credit Agreement of $2.1 million. In addition, the Company's consolidated subsidiaries had available approximately $28 million in credit lines and bank overdraft facilities at September 30, 1994. However, the Company's ability to draw upon these lines for other than its subsidiaries' needs is restricted.

        The Company expects that cash from operations and its existing banking facilities will be sufficient to meet its operating needs for the remainder of 1994. On a long term basis the Company believes that existing funds, cash generated by operations and its existing banking facilities will be sufficient to meet its cash needs.

                                    PART II

                               OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

(a)Exhibits Required

    (11)Statement re computation of per share earnings
       See Note 1(c) on Page 8.
    (27)Financial Data Schedule Page 12.

    All other items for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted as they are not required under the related instructions or they are inapplicable.


(b)Reports on Form 8-K

             No reports on Form 8-K have been filed since June 30, 1994.


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



                                       CONTINENTAL CAN COMPANY, INC.
                                          (REGISTRANT)



                                     By: /s/ Abdo Yazgi
                                         -----------------------
                                         Abdo Yazgi
                                         Principal Financial Officer
                                         and on behalf of registrant



DATED: NOVEMBER 7, 1994