Form 10-K405
period 1994-12-31
CONTINENTAL CAN CO INC /DE/
filed 1995-03-16
CIK 103392

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10K
(Mark One)
      X
  ----------  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                  -------------------------------------------
                                       OR
  ----------  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)

           OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
           For the transition period from            to           .
                                          ----------    ----------

                        Commission File Number: 1-6690
                                                ------

                         CONTINENTAL CAN COMPANY, INC.
                         -----------------------------
            (Exact name of registrant as specified in its charter)

                Delaware                        11-2228114
        ------------------------    -----------------------------------
        (State of Incorporation)    (I.R.S. Employer Idenification No.)

                One Aerial Way, Syosset, New York         11791
            ----------------------------------------    ----------
            (Address of principal executive offices)    (Zip code)

Registrant's telephone number, including area code:  (516) 822-4940
                                                     --------------

Securities registered pursuant to Section 12 (b) of the Act:

Common Stock ($.25 par value)               New York Stock Exchange
- - -----------------------------     -------------------------------------------
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

The aggregate market value of voting stock held by non-affiliates of the Registrant based on the closing price at which such stock was sold on the New York Stock Exchange on March 13, 1995 was $76,696,093.

The number of shares of Common Stock outstanding on March 13, 1995 was 3,165,057 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part II (except Item No. 6 "Selected Financial Data" and Item No. 9 "Changes In And Disagreements With Accountants On Accounting And Financial Disclosure") is incorporated by reference to the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1994, and Part III (except Item 10 regarding executive officers) is incorporated by reference to the Registrant's Proxy Statement to be filed on or about April 3, 1995 in connection with its 1995 Annual Meeting of Stockholders to be held on May 17, 1995.

ITEM 1.  BUSINESS
- - -----------------


(a)  General Development of Business
     -------------------------------

     Continental Can Company, Inc. (the Company) is a publicly traded company incorporated in Delaware in 1970 under the name Viatech, Inc. The name of the Company was changed to Continental Can Company, Inc. in October 1992. The Company is engaged in the packaging business through a number of consolidated operating subsidiaries. The Company's packaging business consists of (i) its 50%-owned domestic subsidiary, Plastic Containers, Inc. (PCI), which owns Continental Plastic Containers, Inc. and Continental Caribbean Containers, Inc. (collectively, CPC), (ii) its wholly owned German operating subsidiary, Dixie Union Verpackungen GmbH (Dixie Union) and (iii) its majority-owned European operating subsidiaries, Ferembal S.A. (Ferembal), which in turn owns 64% of Obalex, A.S. (Obalex), and Onena Bolsas de Papel, S.A. (Onena). PCI is a leading manufacturer of extrusion blow-molded containers in the United States. Ferembal is a manufacturer of rigid packaging, primarily food cans, of which it is the second largest supplier in France. Obalex is a manufacturer of metal cans in the Czech Republic. Dixie Union manufactures plastic films and packaging machines, primarily for the food and pharmaceutical industries. Onena manufactures film, and laminates and prints plastic, paper and foil packaging materials for the food and snack food industries in Spain. The Company also owns Lockwood, Kessler & Bartlett, Inc. (LKB) which provides services principally in the fields of mapping and survey, civil and structural engineering, mechanical and electrical engineering, and construction administration and inspection.

(b) Financial Information About Industry Segments
    ---------------------------------------------

     The Company has one reportable industry segment - packaging, as determined in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 14.

(c) Narrative Description of Business
    ---------------------------------

     The Company manufactures packaging which accounted for 98%, 97.5% and 97.3%, of its consolidated revenues in 1994, 1993 and 1992, respectively.

     CPC -  The Company's 50%-owned subsidiary, PCI, acquired CPC in November
     ---
1991. CPC, headquartered in Norwalk, Connecticut, has fifteen manufacturing plants in the continental United States and one in Puerto Rico. CPC is a leader in the development, manufacture and sale of a wide range of extrusion blow-molded plastic containers for household chemicals, food and beverages, automotive products and motor oil, industrial and agricultural chemicals and cosmetics and toiletries. CPC manufactures single and multi-layer containers, primarily from high density polyethylene and polypropylene resins, ranging in size from two ounces to five gallons. Some of these multi-layer containers include a barrier layer of ethyl vinyl alcohol which renders the container oxygen tight and makes it suitable for use in food products which are subject to spoilage or deterioration if exposed to oxygen. CPC sells containers to national consumer products companies, including Clorox Company, Coca-Cola Foods, Colgate-Palmolive Company, Lever Brothers, Mobil Oil Corporation, Pennzoil Products Company, Procter & Gamble Company, Quaker Oats Company and Quaker State Oil Refining Corporation. CPC, in many cases, manufactures substantially all of a customer's container requirements for specific product categories or for particular container sizes. CPC has long-standing relationships with most of its customers and has long-term contracts or agreements with customers representing approximately 70% of its dollar sales volume.

     Ferembal -  The Company acquired a 68% interest in Ferembal in the fourth
     --------
quarter of 1989, increased its interest to 84% in August, 1991 and at December 31, 1994 owned 85% of Ferembal. Ferembal, headquartered in Paris, has five manufacturing plants located in each of the main agricultural regions of France. The Roye plant, located in Picardie, was built in 1964 and expanded substantially in 1968. Its three main divisions include coil cutting, printing and varnishing; the manufacture of ends and bodies; and assembly. There are five welded lines in operation at Roye and all industrial products are manufactured at this plant. The Moelan plant, located in Brittany, is set up along similar lines as the Roye plant with five welded lines. The Ludres plant, in eastern France, is Ferembal's largest facility. In addition to twelve presses and two easy-open end manufacturing units, Ludres has nine body assembly lines. Ferembal's research and development and technical service departments are also located at Ludres. The Veauche plant was built in 1982 to service southern France. Approximately 90% of the output of the two welded lines is "passed through the wall" to a customer for the canning of pet food. The Ville Neuve sur Lot plant was built in 1991 and went into production with a three piece can line in early 1992. A two piece can line went into production at this facility in mid-1992.

     Ferembal is the second largest producer of food cans in France and also produces cans for pet foods and industrial products. Ferembal's products include three piece cans for food with over two hundred sets of specifications, two piece cans in several different diameters, easy open ends, "hi-white enamel" cans, and a large number of can products for industrial end uses. Ferembal's production for the food and pet food markets accounts for approximately 85% of its sales with remaining sales coming from cans produced for industrial products. Ferembal's customers are primarily vegetable and prepared food processors, pet food processors, and paint and other industrial can users.

     Obalex - The Company, through Ferembal, owns 64% of the outstanding stock
     ------
of Obalex. Obalex is headquartered in a three building complex on a 5 acre site in Znojmo, Czech Republic, which also serves as its sole manufacturing facility. Obalex manufacturers both two and three piece cans for food which account for approximately 80% of its sales and a number of can products for industrial end users.

     Dixie Union -  The Company, through wholly owned subsidiaries, owns all of
     -----------
the outstanding stock of Dixie Union. Dixie Union is headquartered in Kempten, Germany and has subsidiary companies in France and the United Kingdom, which function as a sales, distribution and customer service network. Dixie Union manufactures three main product lines for the packaging industry: multi-layer shrink bags, composite plastic films and packaging machines and slicers. Most of Dixie Union's customers are in the food and pharmaceutical industries.

     Onena -  The Company owns 57% of the stock of Onena located in Pamplona,
     -----
Spain. Onena manufactures plastic film and prints and laminates paper, plastic and foil packaging material for the food and snack food industries in Spain. In 1994 the Company merged its subsidiary, Industrias Gomariz S.A. (Ingosa) with Onena. Ingosa printed and laminated paper, plastic and foil packaging material for the food and snack food industries in Spain and was also located in Pamplona.

     LKB -  The Company owns 100% of LKB, a consulting engineering firm, located
     ---
in Syosset, New York. LKB provides services to clients in the fields of transportation, site, municipal, electrical and mechanical, and environmental engineering. Most of LKB's clients are public sector state and municipal agencies, utilities, financial institutions and developers. Most of its projects involve infra-structure design and rehabilitation, environmental reports and services, and utility substation design.

     Other Matters -  The primary users of products manufactured by the Company
     -------------
are firms in the food and snack food, pet food, household chemical, motor oil and pharmaceutical industries.

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

     The Company's business is seasonal insofar as the sales of Ferembal and Obalex to the vegetable packing industry is dependent on agricultural production and occurs primarily in the second and third quarters. The Company's remaining products are not seasonal.

     The Company is not dependent upon a single customer or a few customers. Sales to no single customer exceeded 10% of the Company's consolidated revenues in 1994.

     As of December 31, 1994, the Company's backlog was approximately $29,952,000 (compared to $19,868,000, at December 31, 1993). All backlog is expected to be filled within the current fiscal year. Ferembal, Obalex, and Plastic Containers, Inc. produce most of their products under open orders. As a result, none of the foregoing backlog is attributable to them.

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

     The amount spent on research and development activities amounted to approximately $12,461,000 in 1994, $12,862,000 in 1993 and $14,603,000 in 1992.

     The number of persons employed by the Company as of December 31, 1994 and 1993 was 3,729 and 3,712, respectively.

(d) Foreign and Domestic Operations
    -------------------------------

     Sales to unaffiliated customers are set out below:

                    1994      1993      1992
                  --------  --------  --------
(In thousands)
Europe            $286,412  $255,619  $284,771
United States      247,614   221,636   218,988
Other                3,154     4,587     7,482
                  --------  --------  --------
Total             $537,180  $481,842  $511,241
                  ========  ========  ========

     Information regarding the operating profit and the identifiable assets attributable to the Company's foreign operations is incorporated herein by reference to Note 16 of the Consolidated Financial Statements appearing in the Annual Report to Stockholders for the year ended December 31, 1994.

ITEM 2.  PROPERTIES
- - -------------------

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

     CPC is headquartered in 19,812 square feet of leased office space in Norwalk, Connecticut. CPC also leases its technical center in Elk Grove, Illinois (78,840 sq. ft.), its accounting office space in Omaha, NE (5,489 sq. ft.), and sales offices in Cincinnati, Ohio (1,266 sq. ft.) and Houston, Texas (703 sq. ft.).

     The following table sets forth the location and square footage of CPC's production facilities which are used for both manufacture and warehousing of finished goods:

                     SIZE IN                           SIZE IN
PLANT LOCATION     SQUARE FEET    PLANT LOCATION     SQUARE FEET
- - -----------------  -----------  -------------------  -----------
Santa Ana, CA          102,500  Lima, OH                 122,850
Fairfield, CA           66,000  Newell, WV                50,000
Houston, TX             80,000  Oil City, PA              96,000
Kansas City, KS        172,775  Baltimore, MD            150,600
Elk Grove, IL          137,800  Lakeland, FL             105,200
DuPage, IL             102,900  New Market, NJ           116,000
Cincinnati, OH         131,665  Caguas, Puerto Rico       46,800
Cleveland, OH          100,000  West Memphis, AR          32,870

     CPC owns the plants in Santa Ana, Fairfield, Oil City, Baltimore and Puerto Rico; all others are leased. As of December 31, 1994, CPC had a total of 114 production lines spread throughout its manufacturing facilities. The smallest plants have as few as two lines while the largest has eleven.

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

     Obalex is located in several buildings with approximately 182,000 square feet on an 5 acre site in Znojmo, Czech Republic. This facility is the sole manufacturing site for Obalex which also uses the complex for the storage of its finished goods.

     Dixie Union is headquartered in a three-story, 108,000 square foot manufacturing facility on a 5 acre site in Kempten, Germany, leased through 2004. In addition, two small facilities are leased as sales and distribution centers in Milton Keynes, England and Redon, France.

     Onena owns two buildings totaling 173,000 square feet located on a 6.6 acre site in Pamplona, Spain, which also serve as its headquarters, manufacturing and warehousing facility. The former Onena headquarters and manufacturing facility consisting of 89,200 square feet on a 3.7 acre site is expected to be sold.


ITEM 3.  LEGAL PROCEEDINGS
- - --------------------------


     The Company's subsidiaries are defendants in a number of actions which arose in the normal course of business. In the opinion of management, the eventual outcome of these actions will not have a significant effect on the Company's financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - ------------------------------------------------------------


     No matters were submitted to a vote of security holders during the quarter ended December 31, 1994.


                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
- - --------------------------------------------------------------------------
MATTERS
- - -------

         The information required by this item is incorporated herein by reference to the section entitled "Common Stock Prices and Related Matters" of the Annual Report to Stockholders for the year ended December 31, 1994.

ITEM 6.  SELECTED FINANCIAL DATA(1)
- - -----------------------------------

                                    1994      1993      1992      1991      1990
                                  --------  --------  --------  --------  --------
Sales (2)                         $537,180  $481,842  $511,241  $310,654  $292,033
                                  ========  ========  ========  ========  ========
Net income (2) (3)                $  4,445  $    988  $  2,063  $  7,394  $  5,059
                                  ========  ========  ========  ========  ========
Earnings per
   common share (3)
   Primary                        $   1.39  $    .33  $    .67  $   2.92  $   2.88
                                  ========  ========  ========  ========  ========
   Fully Diluted                  $   1.34  $    .32  $    .64  $   2.59  $   2.40
                                  ========  ========  ========  ========  ========
Weighted average
   shares outstanding (4)            3,220     3,023     3,078     2,533     1,758
                                  ========  ========  ========  ========  ========
Total assets                      $423,585  $385,907  $400,010  $410,543  $202,524
                                  ========  ========  ========  ========  ========
Long term debt and capitalized
   lease obligations              $142,361  $153,982  $165,701  $159,567  $ 65,862
                                  ========  ========  ========  ========  ========
Total stockholders'
   equity (4)                     $ 70,696  $ 60,855  $ 62,935  $ 61,393  $ 23,856
                                  ========  ========  ========  ========  ========
Working capital                   $ 71,348  $ 66,105  $ 69,158  $ 63,004  $ 48,235
                                  ========  ========  ========  ========  ========
Current ratio                         1.52      1.67      1.69      1.57      1.56
                                  ========  ========  ========  ========  ========

(1)  In thousands, except per share amounts and current ratio.

(2) In 1993, includes sales of $10,682 and net income of $238 related to the purchase of Obalex. In 1991, includes sales of $17,030 and a net loss of $1,045 related to the purchase of PCI.

(3) Includes a charge for the cumulative effect of an accounting change of $262 ($.08 per share both primary and fully-diluted) and an extraordinary charge of $108 ($.03 per share both primary and fully-diluted) in 1994. Includes income for the cumulative effect of an accounting change of $460 ($.15 per share primary and $.14 per share fully-diluted) and an extraordinary charge of $1,502 ($.49 per share primary and $.44 per share fully-diluted) in 1992. Includes income for an extraordinary item of $22 ($.01 per share both primary and fully-diluted) in 1990.

(4) The 1991 weighted average shares outstanding include 1,020 shares and 255 warrants to purchase shares sold in June 1991 for net proceeds of $29,453. The 1990 weighted average shares outstanding include 460 shares sold in January 1990 for net proceeds of $6,756.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - ------------------------------------------------------------------------
RESULTS OF OPERATIONS
- - ---------------------

         The information required by this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Stockholders for the year ended December 31, 1994.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- - ----------------------------------------------------

         The information required by this item is incorporated by reference to the Company's consolidated financial statements and related notes, together with the independent auditors' report in the Annual Report to Stockholders for the year ended December 31, 1994.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- - ------------------------------------------------------------------------
FINANCIAL DISCLOSURE
- - --------------------

         There have been no changes in nor disagreements with the Company's accountants on accounting and financial disclosure during the twenty-four month period ended December 31, 1994.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- - ------------------------------------------------------------

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

   Information for other executive officers, is as follows:

                                           Term of     Year First
Name and Age               Position Held    Office   Became Officer
- - ------------------------  ---------------  --------  --------------
John H. Andreas           Vice President-       (1)            1992
   62                     Manufacturing

Marcial B. L'Hommedieu    Treasurer             (1)            1963
   70

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

   Mr. L'Hommedieu has served as Treasurer or Assistant Treasurer of the Company and its subsidiary, Lockwood, Kessler & Bartlett, Inc., since 1963.

ITEM 11.  EXECUTIVE COMPENSATION
- - --------------------------------

   The information required by this item is included under the caption "Executive Compensation" of a definitive Proxy Statement to be dated March 28, 1995 which will be filed with the Commission pursuant to Regulation 14A and is hereby incorporated into this report by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- - -----------------------------------------------------------------------

   The information required by this item is included under the caption "Stock Ownership" of a definitive Proxy Statement to be dated March 28, 1995 which will be filed with the Commission pursuant to Regulation 14A and is hereby incorporated into this report by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- - -------------------------------------------------------

   The information required by this item is included under the caption "Transactions with Management" of a definitive Proxy Statement to be dated March 28, 1995 which will be filed with the Commission pursuant to Regulation 14A and is hereby incorporated into this report by this reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- - --------------------------------------------------------------------------

(a)  1.  Financial Statements:

   Consolidated Balance Sheets as of December 31, 1994 and 1993
   Consolidated Statements of Earnings for the years ended December 31, 1994,
    1993, and 1992
   Consolidated Statements of Stockholders' Equity for the years ended December
    31, 1994, 1993 and 1992
   Consolidated Statements of Cash Flows for the years ended December 31, 1994,
    1993 and 1992

   The above financial statements are included under Item 8 or Part II of this report.

     2.  Financial Statement Schedules:

      III  Condensed Financial Information of Registrant........  p. 11
      VIII Allowance for Doubtful Accounts......................  p. 13

       All other schedules are omitted because they are not applicable, not required, or the information is given in the financial statements or the notes thereto.

   3.  Exhibits Required:

      3.1  Articles of Incorporation, as amended.................   (2)
      3.2  By-Laws, as amended...................................   (2)
      4.1  Indenture, dated as of April 1, 1992, among Plastic
           Containers, Inc. ("PCI"), each of Continental Plastic
           Containers, Inc. ("CPC") and Continental Caribbean
           Containers, Inc. ("CCC"), as guarantors and United
           States Trust Company of New York, as trustee (the
           "Trustee")............................................   (1)
      4.2  Pledge and Security Agreement, dated as of April 9,
           1992, by PCI in favor of the Trustee..................   (1)
      4.3  Pledge and Security Agreement, dated as of April 9,
           1992, by CPC in in favor of the Trustee...............   (1)
      4.4  Pledge and Security Agreement, dated as of April 9,
           1992, by CCC in favor of the Trustee..................   (1)
      4.5  Stock Pledge Agreement, dated as of April 9, 1992, by
           PCI in favor of the Trustee...........................   (1)
      4.6  Patent and Trademark Security Assignment, dated April
           9, 1992, by CPC to Trustee............................   (1)
      4.7  Deed of Trust and Assignment of Leases and Rents,
           dated April 9, 1992, by CPC relating to real property
           located in Fairfield, Connecticut.....................   (1)

     4.8   Deed of Trust and Assignment of Leases and Rents,
           dated April 9, 1992, by CPC relating to real property
           located in Santa Ana, California......................   (1)
     4.9   Mortgage and Assignment of Leases and Rents, dated
           April 9, 1992, by CPC relating to real property
           located in Oil City, Pennsylvania.....................   (1)
     4.10  Deed of Trust and Assignment of Leases and Rents,
           dated April 9, 1992, by CPC relating to real property
           located in Baltimore, Maryland........................   (1)
     4.11  Chattel Mortgage, dated April 7, 1992, by CCC relating
           to personal property located in Puerto Rico...........   (1)
     4.12  Pledge Agreement, dated as of April 9, 1992 by CCC
           relating to real property located in Puerto Rico......   (1)
     4.13  Mortgage, dated April 8, 1992, by CCC relating to real
           property located in Puerto Rico.......................   (1)
    10.1   Credit Agreement dated as of April 2, 1992, between
           PCI and Citibank, N.A.................................   (1)
    10.2   1988 Restricted Stock Option Plan, as amended.........   (2)*
    10.3   1988 Director Stock Option Plan.......................   (2)*
    10.4   1990 Stock Option Plan for Non-Employee Directors.....   (2)*
    10.5   Shareholders' Agreement dated July 7, 1989, among
           Viatech, Inc., Le Fer Blac S.A., Citicorp Capital
           Investors Europe Limited and Citibank S.A.............   (2)
    10.6   Revolving Credit and Term Loan Agreement dated as of
           December 1, 1992......................................   (2)
    10.7   Stock Purchase Agreement dated November 2, 1991.......   (2)
    10.8   Noncompetition Agreement dated November 21, 1991......   (2)
    10.9   Stockholders' Agreement dated October 19, 1991........   (2)
    10.10  1992 Restricted Stock Plan for Non-Employee Directors,
           as amended............................................   (2)*
    10.11  Agreement Among PCI Stockholders, dated September 10,
           1992..................................................   (2)
    10.12  Employment Contract with Donald J. Bainton............   (2)*
    10.13  1995 Restricted Stock Compensation Plan............... Attached*
    10.14  Amendment No. 1 to Revolving Credit and Term Loan
           Agreement............................................. Attached
    13.1   Annual Report to Stockholders for 1994................ Attached
    21     Subsidiaries of the Registrant........................ Attached
    23.1   Independent Auditors' Report on Schedules............. Attached
    23.2   Consent of Independent Auditors....................... Attached
    27     Financial Data Schedule............................... Attached
    28.1   Proxy Relating to PCI Stock, dated September 11,
           1992..................................................   (2)

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

(b) Reports on Form 8-K

   No reports on Form 8-K were filed during the quarter ended December 31, 1994.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL CAN COMPANY, INC.

By:  /s/ Abdo Yazgi                         Date:  March 7, 1994
     ---------------                              --------------
Abdo Yazgi, Executive Vice President
(Principal Financial & Accounting Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Donald J. Bainton                       Date:  March 7, 1994
- - -----------------------------------------         --------------
Donald J. Bainton, Chairman of the Board
of Directors and Chief Executive Officer
(Principal Executive Officer)

   /s/ Kenneth Bainton                      Date:  March 7, 1994
- - -----------------------------------------         --------------
Kenneth Bainton, Director

   /s/ Robert L.. Bainton                   Date:  March 7, 1994
- - -----------------------------------------         --------------
Robert L. Bainton, Director

   /s/ Nils E. Benson                       Date:  March 7, 1994
- - -----------------------------------------         --------------
Nils E. Benson, Director

   /s/ Rainer N. Greeven                    Date:  March 7, 1994
- - -----------------------------------------         --------------
Rainer N. Greeven, Director

                                            Date:
- - -----------------------------------------         --------------
Ronald H. Hoenig, Director

   /s/ Charles M. Marquardt                 Date:  March 7, 1994
- - -----------------------------------------         --------------
Charles M. Marquardt, Director

                                            Date:
- - -----------------------------------------         --------------
Ferdinand W. Metternich

   /s/ V. Henry O'Neill                     Date:  March 7, 1994
- - -----------------------------------------         --------------
V. Henry O'Neill, Director

   /s/ John J. Serrell                      Date:  March 7, 1994
- - -----------------------------------------         --------------
John J. Serrell, Director

   /s/ Robert A. Utting                     Date:  March 7, 1994
- - -----------------------------------------         --------------
Robert A. Utting, Director

   /s/ Abdo Yazgi                           Date:  March 7, 1994
- - -----------------------------------------         --------------
Abdo Yazgi, Director

   /s/ Cayo Zapata                          Date:  March 7, 1994
- - -----------------------------------------         --------------
Cayo Zapata, Director

   /s/ Jose Luis Zapata                     Date:  March 7, 1994
- - -----------------------------------------         --------------
Jose Luis Zapata, Director

Schedule III - Condensed Financial Information of Registrant

Continental Can Company, Inc.
Balance Sheets
Years Ended December 31, 1994 and 1993

(in thousands)                              1994          1993
                                           -------       -------
ASSETS:
  Cash                                     $    79       $   626
  Investments in Subsidiaries at Equity     72,703        62,181
  Other Assets                               1,326         2,370
                                           -------       -------
Total Assets                                74,108       $65,177
                                           =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current Liabilities (a)                    2,220         3,472
  Long Term Debt (a)                         1,192           850
                                           -------       -------
Total Liabilities                            3,412         4,322

Stockholders' Equity                        70,696        60,855
                                           -------       -------
                                            74,108       $65,177
                                           =======       =======

(a) See Note 9, Items (a) and (b) of Notes to Consolidated Financial Statements of Continental Can Company, Inc. and Subsidiaries. At December 31, 1993, current liabilities include $1,164 of Convertible Subordinated Debentures due in 1994. At December 31, 1994, current liabilities include $158 of current installments of long term debt.

Continental Can Company, Inc.
Statements of Earnings
Years Ended December 31, 1994, 1993 and 1992

(in thousands)                  1994      1993      1992
                               -------   -------   -------
Management Fees                $ 1,882   $ 2,157   $ 1,855
Selling, General and
 Administrative Expenses         2,923     3,232     3,238
                               -------   -------   -------
                                (1,041)   (1,075)   (1,383)
Equity in Net Income of
 Subsidiaries (b)                5,803     2,247     3,587
                               -------   -------   -------
                                 4,762     1,172     2,204
Other                             (290)     (205)     (165)
                               -------   -------   -------
                                 4,472       967     2,039
(Provision for) Recovery of
  Income Taxes                     (27)       21        24
                               -------   -------   -------
Net income                     $ 4,445   $   988   $ 2,063
                               =======   =======   =======

(b) Includes for 1994 an extraordinary charge of $108 relating to the extinguishment of debt and a charge of $262 relating to the cumulative effect of adopting SFAS No. 112. Includes for 1992 an extraordinary charge of

    $1,502 relating to the retirement of a promissory note and a benefit of $460 relating to the cumulative effect of adopting SFAS No. 109.

Schedule III - Condensed Financial Information of
 Registrant (Continued)

Continental Can Company, Inc.
Statements of Cash Flows
Years Ended December 31, 1994, 1993 and 1992

(in thousands)                                1994      1993      1992
                                             -------   -------   -------
Cash Flows from Operating Activities:
  Net Income                                  $4.445   $   988   $ 2,063

Adjustments to Reconcile Net Income
to Net Cash Provided by Operating
 Activities:
  Dividends Received From Affiliates             818         -         -
  Equity in Net Income of Subsidiaries        (5,803)   (2,247)   (3,587)
  Increase/Decrease in Due to Affiliates        (442)      299     1,001
  Other                                          387       288      (310)
                                             -------   -------   -------
Net Cash Provided By (Used in)
 Operating Activities                           (595)     (672)     (833)

Cash Flows From Investing Activities:
  Purchase of Minority Interest                    -      (213)     (120)
  Redemption of investment in
   Government Securities                           -       500        10
  Increase Investment in Subsidiaries         (1,225)        -         -
  Proceeds from Sale of Capital Assets           411       527       778
  Capital Expenditures                             -        (6)     (152)
                                             -------   -------   -------
  Net Cash Provided By (Used in)
   Investing Activities                         (814)      808       516

Cash Flows From Financing Activities:
  Common Stock Issued Upon Conversion of
    Debentures and Warrants                      362       184     2,111
  Proceeds from (Repayment of)
    Long-Term Financing                          500       203    (1,907)
                                             -------   -------   -------
Net Cash Provided by Financing
 Activities                                      862       387       204

Net Increase (Decrease) in Cash                 (547)      523      (113)
Cash at Beginning of Year                        626       103       216
                                             -------   -------   -------
Cash at End of Year                          $    79   $   626   $   103
                                             =======   =======   =======
Cash paid for interest and income taxes
 was as follows:
                                              1994      1993      1992
                                             -------   -------   -------
Interest                                     $   210   $   232   $   232
Income Taxes                                       8   $    22   $     4

Continental Can Company, Inc. and Subsidiaries
Schedule VIII - Allowance for Doubtful Accounts
Years Ended December 31, 1994, 1993 and 1992

(in thousands)                   Additions
                     Balance at  charged to                             Balance at
                     beginning   costs and      Other      Deductions     end of
                     of period   expenses    additions         (1)        period
                     ----------  ----------  ---------     ----------   ----------
Year ended
December 31, 1994      $3,522      $2,845      $  -          $1,051        $5,316
                       ======      ======      ====          ======        ======

Year ended
December 31, 1993      $3,622      $  915      $418(2)       $1,433        $3,522
                       ======      ======      ====          ======        ======

Year ended
December 31, 1992      $4,626      $  709      $  -          $1,713        $3,622
                       ======      ======      ====          ======        ======

(1) Represents uncollectible accounts written-off.

(2) Represents $418 from the consolidation of acquired subsidiary in 1993.

                               EXHIBITS ATTACHED:
                               ------------------

          Subsidiaries of the Registrant

          Independent Auditors' Report on Schedules

          Consent of Independent Auditors

          Amendment No. 1 to Revolving Credit and Term
           Loan Agreement

          1995 Restricted Stock Compensation Plan

          Financial Data Schedule

          1994 Annual Report to Stockholders