Form 10-Q
period 1995-03-31
CONTINENTAL CAN CO INC /DE/
filed 1995-05-11
CIK 103392

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                                   ---------

(MARK ONE)
    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
 -------        -------------------------------------------------
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the period ended      MARCH 31, 1995
                                    ------------------------

                                      OR

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
- -------            -------------------------------------------------
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from       to        .
                                                  -----    -----


                       Commission File Number:   1-6690
                                                 ------


                         CONTINENTAL CAN COMPANY, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


      DELAWARE                                      11-2228114
- --------------------------              ------------------------------------
 (State of Incorporation)               (I.R.S. Employer Identification No.)


 One Aerial Way, Syosset, New York             11791
- ----------------------------------------      --------
(Address of principal executive offices)      Zip Code


              (516) 822-4940
- ----------------------------------------------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


    X     YES              NO
  -----               -----


The number of shares outstanding of the registrant's Common Stock ($.25 par value) as of May 10, 1995 is 3,165,057.

FORM 10-Q



                                     PART I

                             FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------



Consolidated Balance Sheets as of March 31, 1994 and 1995 and December 31, 1994



Consolidated Statements of Earnings and Retained Earnings for the Three Months Ended March 31, 1995 and 1994



Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1995 and 1994


Notes to Consolidated Financial Statements

                CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 MARCH 31, 1995 AND 1994 AND DECEMBER 31, 1994
                                  (UNAUDITED)


(In thousands)
                                          MARCH 31,   DEC. 31,    MARCH 31,
                                            1995        1994        1994
                                          ---------   ---------   ---------

ASSETS:
- -------

Current Assets:
  Cash and cash equivalents               $  13,248   $   8,776    $ 16,563
  Investments                                   290         292         297

  Accounts Receivable:
    Trade accounts                          109,895     102,255      89,944
    Other                                    18,959      15,964      10,676
    Less allowance for doubtful accounts     (5,388)     (5,316)     (3,671)
                                          ---------   ---------    --------

  Accounts receivable, net                  123,466     112,903      96,949

  Inventories                               103,129      82,432      83,255
  Prepaid expenses and other current          4,383       4,700       4,161
   assets
                                          ---------   ---------    --------
          TOTAL CURRENT ASSETS              244,516     209,103     201,225
                                          ---------   ---------    --------
Property, plant and equipment, at cost:
  Land, building and improvements            51,861      48,750      43,559
  Manufacturing machinery and equipment     237,857     230,365     208,651
  Furniture, fixtures and equipment           9,659       8,536       7,624
  Construction in progress                   18,269       9,505      16,297
                                          ---------   ---------    --------
                                            317,646     297,156     276,131

  Less accumulated depreciation and        (129,591)   (116,786)    (93,122)
   amortization
                                          ---------   ---------    --------

Net property, plant and equipment           188,055     180,370     183,009

Goodwill, net of accumulated                 15,040      13,997      13,610
 amortization
Other assets                                 20,391      20,115      23,641
                                          ---------   ---------    --------

          TOTAL ASSETS                    $ 468,002   $ 423,585    $421,485
                                          =========   =========    ========

See accompanying notes to consolidated financial statements.

              CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (CONTINUED)
              MARCH 31, 1995 AND 1994 AND DECEMBER 31, 1994
                               (UNAUDITED)

(In thousands)
                                          MARCH 31,  DEC. 31,   MARCH 31,
                                            1995       1994       1994
                                          ---------  ---------  ---------
LIABILITIES AND STOCKHOLDER'S EQUITY:
- -------------------------------------
Current Liabilities:
  Short term borrowings                    $ 33,932   $ 21,855   $ 13,735
  Accounts payable - trade                   74,172     60,540     57,464
  Accrued liabilities:
    Employee compensation and benefits       21,316     19,072     13,270
    Other accrued expenses                   18,789     16,143     30,531
  Current installments of long term
   debt and
    obligations under capital leases         14,295     13,043     15,463
  Income taxes payable                        1,512      1,160        929
  Other current liabilities                   9,533      5,942      1,467
                                           --------   --------   --------

          TOTAL CURRENT LIABILITIES         173,549    137,755    132,859

Long term debt, excluding current           128,334    128,363    134,653
 installments
Obligations under capital leases,
 excluding
  current installments                       15,056     13,998     13,668
Deferred income taxes                         4,188      3,747      2,943
Other                                        37,087     36,285     40,463
                                           --------   --------   --------

          TOTAL LIABILITIES                 358,214    320,148    324,586

Minority interest                            32,803     32,741     34,544

STOCKHOLDERS' EQUITY:
- ---------------------
Capital stock:
  First preferred stock, cumulative $25
   par value.
    Authorized 250,000 shares; no                 -          -          -
     shares issued.
  Second preferred stock, 4%
   non-cumulative,
    $100 par value. Authorized 1,535
     shares;
    no shares issued.                             -          -          -
  Common stock, $.25 par value.
   Authorized 20,000,000
    shares; Outstanding  3,165,057
     shares in 1995,  3,151,157
    shares in Dec. 1994 and 2,879,158           791        788        720
     shares in March 1994.                 --------   --------   --------
                                                791        788        720
Additional paid-in capital                   43,132     42,872     41,414
Retained earnings                            26,624     26,187     21,290
                                           --------   --------   --------
                                             70,547     69,847     63,424
Cumulative foreign currency translation       6,438        849     (1,069)
 adjustment                                --------   --------   --------
          TOTAL STOCKHOLDERS' EQUITY         76,985     70,696     62,355
                                           --------   --------   --------

          TOTAL LIABILITIES AND            $468,002   $423,585   $421,485
           STOCKHOLDERS' EQUITY            ========   ========   ========

See accompanying notes to consolidated financial statements.

         CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF EARNINGS
           THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                          (UNAUDITED)

(In thousands, except per share data)
                                               1995        1994
                                           --------    --------

Sales                                      $144,460    $115,850
Cost of sales                               120,753      95,515
                                           --------    --------
  Gross profit                               23,707      20,335
Selling, general and administrative          18,000      15,830
 expenses
                                           --------    --------
  OPERATING INCOME                            5,707       4,505

Other income (expense):
  Interest expense, net                      (4,272)     (4,608)
  Foreign currency exchange gain (loss)        (316)         49
  Other - net                                   (38)         36
                                           --------    --------
NET OTHER EXPENSE                            (4,626)     (4,523)

Income (loss) before provision for
 income taxes,
  minority interest and  cumulative
   effect of
  accounting change                           1,081         (18)
Provision for income taxes                      603         691
                                           --------    --------

Income (loss) before minority interest
 and cumulative
 effect of accounting change                    478        (709)
Minority Interest                                41        (520)
                                           --------    --------
Income (loss) before cumulative effect
 of
  accounting change                             437        (189)
Cumulative effect of accounting change,           -        (263)
 net                                       --------    --------


NET INCOME (LOSS)                          $    437    $   (452)
                                           ========    ========

Earnings (loss) per common share -
 primary:
Before cumulative effect of accounting     $   0.13    $  (0.06)
 change
  Cumulative effect of accounting                 -       (0.09)
   change, net                             --------    --------

NET EARNINGS (LOSS) PER COMMON SHARE -     $   0.13    $  (0.15)
 PRIMARY                                   ========    ========

Earnings (loss) per common share -
 assuming
  full dilution:
Before cumulative effect of accounting     $   0.13    $  (0.05)
 change
  Cumulative effect of accounting                 -       (0.08)
   change, net                             --------    --------

NET EARNINGS (LOSS) PER COMMON SHARE
  ASSUMING FULL DILUTION                   $   0.13    $  (0.13)
                                           ========    ========

RETAINED EARNINGS:
- ------------------
Balance at beginning of period             $ 26,187    $ 21,742
Net income (loss)                               437        (452)
                                           --------    --------
BALANCE AT END OF PERIOD                   $ 26,624    $ 21,290
                                           ========    ========

See accompanying notes to consolidated financial statements.

        CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
          THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                         (UNAUDITED)

(In thousands)

                                            1995       1994
                                          --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                     $    437    $  (452)

    Depreciation and Amortization            8,577      8,718

    Minority interest                           41       (520)

    Cumulative Effect of Accounting              -       (263)
     Change, Net

    Other Adjustments                       (2,376)    (1,372)
                                          --------    -------

          NET CASH PROVIDED BY               6,679      6,111
           OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                    (9,518)    (6,794)

    Other                                     (513)        86
                                          --------    -------

          NET CASH USED IN INVESTING       (10,031)    (6,708)
           ACTIVITIES


          NET CASH PROVIDED BY               7,207      4,177
           FINANCING ACTIVITIES

Effect of exchange rate changes on cash        617        242
                                          --------    -------

Increase in cash and cash equivalents        4,472      3,822

Cash and cash equivalents at beginning       8,776     12,741
 of period                                --------    -------

CASH AND CASH EQUIVALENTS AT END OF       $ 13,248    $16,563
 PERIOD                                   ========    =======

See accompanying notes to consolidated financial statements.

                 CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995

(1)   Accounting Policies and Other Matters
       (a) Basis of Presentation
             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1994 Annual Report to Stockholders.

       (b) Adjustments
             The results for the interim period reported herein have not been audited, however, in the opinion of management, all adjustments necessary for a fair presentation of the interim period statements have been made.

       (c) Earnings Per Common Share
             Earnings per common share is based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include dilutive stock options (using the treasury stock method) exercisable under the Company's option plans. Weighted average shares outstanding in the first quarter of 1995 and 1994 were 3,410,079, and 3,039,938, respectively.

             Prior to their conversion in May 1994, earnings per common share, assuming full dilution, gave effect to the conversion of the Company's outstanding 10-3/4% Convertible Subordinated Debentures as if such Debentures had been converted after elimination of related interest expense, net of income tax effect.

(2)    Acquisitions
       During the first quarter of 1995, Ferembal increased its interest in Obalex to 74% by purchasing 10 % of the equity of Obalex from outside investors for $586,000 which approximated book value.

(3)  Inventories
     Inventories consist principally of packaging materials. The components of inventory were as follows: (000's omitted)

                                  March 31,        December 31,  March 31,
                                    1995             1994         1994
                                  --------         -------       -------
                                                (in thousands)
Finished goods                      $ 50,162        $43,275      $41,187
Work in process                       12,014          7,096        8,779
Raw materials and supplies            44,745         35,985       33,179
                                    --------        -------      -------
                                     106,921         86,356       83,145
LIFO reserve                          (3,792)        (3,924)         110
                                    --------        -------      -------
                                    $103,129        $82,432      $83,255
                                    ========        =======      =======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- ----------------------------------------------------------
     CONDITION AND RESULTS OF OPERATIONS
     -----------------------------------


     Sales during the first quarter of 1995 increased 25% to $144,460,000 as compared to $115,850,000 in the first quarter of 1994. Increased sales in 1995 reflected higher volumes primarily at Plastic Containers, Inc. (PCI) but also at the Company's flexible packaging operations. Contributing to the increase were currency translation rate differences (approximately $9 million) and resin price pass-throughs to customers (approximately $7 million).

     Gross profit increased 17% in the first quarter of 1995, as compared to the prior year period. Gross profit as a percentage of sales declined slightly in the first quarter of 1995 as compared to the same period of 1994. The decline primarily reflects resin price pass-throughs to customers at PCI which increase both sales and costs resulting in a lower margin percentage.

     Selling, general and administrative expense as a percentage of sales declined to 12.5% in 1995 as compared to 13.7% 1994, primarily as a result of the higher sales volume. Because of these various factors, operating income amounted to $5,707,000 in the first quarter of 1995 as compared to $4,505,000 in the first quarter of 1994. Operating profit as a percentage of sales improved over the same periods to 4.0% from 3.9%.

     Net interest expense declined to $4,272,000 in the first quarter of 1995 as compared to $4,608,000 in the same period of 1994. This decline resulted primarily from lower debt levels in 1995 than 1994. Foreign exchange losses amounted to $316,000 in the first quarter of 1995, reflecting the strength of the deutsch mark against other European currencies. Foreign exchange gains amounted to $49,000 in the first quarter of 1994.

     Provision for income taxes amounted to $603,000 in the first quarter of 1995 and reflected a lower level of tax benefits for accounting purposes in loss operations than tax expense in the Company's profitable operations. Minority interest during each period reflects the interests of other shareholders in some of the Company's subsidiaries.

     Net income in the first quarter of 1995 amounted to $437,000 ($.13 per share). Loss before cumulative effect of an accounting change amounted to $189,000 ($.06 per share) in the first quarter of 1994. A charge amounting to $263,000 ($.09 per share) resulted from the cumulative effect of an accounting change in the first quarter of 1994. Net loss in the first quarter of 1994 amounted to $452,000 ($.15).

FINANCIAL CONDITION
- -------------------

CAPITAL REQUIREMENTS

     The Company acquired $9.5 million of capital assets during the first quarter of 1995 consisting primarily of packaging equipment. These assets were acquired for cash. Similar types of assets are expected to be acquired for the remainder of 1995. Total capital spending in 1995 is expected to amount to approximately $31 million.

     The Company intends to actively pursue acquisition possibilities in 1995. It is presently the Company's intention to finance any acquisitions by leveraging the assets of the business to be acquired, with existing cash, through bank borrowings or, possibly, through the issuance of stock.

LIQUIDITY

     The Company's liquidity position declined slightly during the first quarter of 1995. Working capital increased slightly to approximately $71 million, and the current ratio amounted to 1.41 at March 31, 1995 compared to 1.51 at December 31, 1994.

     During the first quarter of 1995, the Company's operating activities generated $6.7 million of cash primarily as a result of depreciation charges. The Company used $10 million in investing activities primarily for the purchase of packaging equipment. The small shortfall was covered by cash from financing activities primarily short term borrowings of $9.6 million, which was also used to repay long term debt with the remainder being added to the Company's cash reserves.

     At March 31, 1995, the Company had an available credit line under a Revolving Credit Agreement of $2.9 million. In addition, the Company's consolidated subsidiaries had available approximately $39 million in short term credit lines and bank overdraft facilities at March 31, 1995. However, the Company's ability to draw upon these lines for other than its subsidiaries' needs is restricted.

     The Company expects that cash from operations and its existing banking facilities will be sufficient to meet its operating needs for the remainder of 1995.

PART II
                               OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

(a) Exhibits Required

   (10) Amendment No. 1 to the 1988 Director Stock Option Plan          Page 11


   (11) Statement re computation of per share earnings
               See Note 1(c) on                                         Page 7


   (27) Financial data schedule                                         Page 12


         All other items for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted as they are not required under the related instructions or they are inapplicable.


(b) Reports on Form 8-K

      No reports on Form 8-K have been filed since  December 31, 1994.


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

                                     CONTINENTAL CAN COMPANY, INC.
                                         (REGISTRANT)



                                  By: /s/ Abdo Yazgi
                                      --------------------------------
                                      Principal Financial Officer
                                      and on behalf of registrant

DATED:   MAY 10, 1995

                             AMENDMENT NO. 1 TO THE
                        1988 DIRECTOR STOCK OPTION PLAN
                        -------------------------------


The 1988 Director Stock Option Plan is hereby amended as follows:

1. By replacing the words retainer fees in Paragraph VI, Subparagraph A, with the words total fees.

2. By replacing the words Annual Retainer in Paragraph VI, Subparagraph B, with the words Total Fees and by striking the word not in the eighth line of such subpararaph.

3. This amendment shall be effective as of March 6, 1995.