Form 10-Q
period 1995-06-30
CONTINENTAL CAN CO INC /DE/
filed 1995-08-07
CIK 103392

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                                   ---------

(MARK ONE)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
 -------  OF THE SECURITIES EXCHANGE ACT OF 1934

          For the period ended      JUNE 30, 1995
                               ----------------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______ to _______.


          Commission File Number:   1-6690
                                    ------


                         CONTINENTAL CAN COMPANY, INC.
               ------------------------------------------------
            (Exact name of registrant as specified in its charter)


             DELAWARE                          11-2228114
    --------------------------       ------------------------------------
 (State of Incorporation)            (I.R.S. Employer Identification No.)


 One Aerial Way, Syosset, New York         11791
----------------------------------------  --------
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


    X     YES     _______  NO
 -------


The number of shares outstanding of the registrant's Common Stock ($.25 par value) as of August 4, 1995 is 3,165,057.

FORM 10-Q



                                     PART I

                             FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS
-----------------------------



Consolidated Balance Sheets as of June 30, 1995 and December 31, 1994 and June 30, 1994.



Consolidated Statements of Earnings and Retained Earnings for the Three Months Ended June 30, 1995 and 1994



Consolidated Statements of Earnings and Retained Earnings for the Six Months Ended June 30, 1995 and 1994



Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1995 and 1994



Notes to Consolidated Financial Statements.

                CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 1995 AND 1994 AND DECEMBER 31, 1994
                                  (UNAUDITED)

(In thousands)
                                          JUNE 30,    DEC. 31,    JUNE 30,
                                            1995        1994        1994
                                          --------    --------    --------
ASSETS:
-------

Current Assets:
  Cash and cash equivalents                $  5,799    $  8,776    $ 14,463
  Investments                                     -         292         295

  Accounts Receivable:
    Trade accounts                          122,354     102,255     105,637
    Other                                    19,103      15,964      13,891
    Less allowance for doubtful accounts     (5,575)     (5,316)     (4,196)
                                           --------    --------    --------

  Accounts receivable, net                  135,882     112,903     115,332

  Inventories                               109,061      82,432      90,810
  Prepaid expenses and other current
   assets                                     4,359       4,700       3,630
                                           --------    --------    --------
          TOTAL CURRENT ASSETS              255,101     209,103     224,530
                                           --------    --------    --------

Property, plant and equipment, at cost:
  Land, building and improvements            51,809      48,750      45,924
  Manufacturing machinery and equipment     237,843     230,365     213,030
  Furniture, fixtures and equipment           9,718       8,536       8,437
  Construction in progress                   28,178       9,505      15,782
                                           --------    --------    --------
                                            327,548     297,156     283,173

  Less accumulated depreciation and
   amortization                             136,894     116,786     102,254
                                           --------    --------    --------

Net property, plant and equipment           190,654     180,370     180,919

Goodwill, net of accumulated                 14,845      13,997      14,000
 amortization
Other assets                                 19,460      20,115      22,869
                                           --------    --------    --------

          TOTAL ASSETS                     $480,060    $423,585    $442,318
                                           ========    ========    ========

See accompanying notes to consolidated financial statements.



             CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (CONTINUED)
              JUNE 30, 1995 AND 1994 AND DECEMBER 31, 1994
                               (UNAUDITED)

(In thousands)
                                          JUNE 30,   DEC. 31,   JUNE 30,
                                            1995       1994       1994
                                          --------   --------   --------
LIABILITIES AND STOCKHOLDER'S EQUITY:
-------------------------------------
Current Liabilities:
  Short term borrowings                   $ 44,919   $ 21,855   $ 29,634
  Accounts payable - trade                  74,017     60,540     58,284
  Accrued liabilities:
    Employee compensation and benefits      18,599     19,072     13,386
    Other accrued expenses                  22,318     16,143     33,286
  Current installments of long term debt
   and obligations under capital leases     13,993     13,043     12,808
  Income taxes payable                       1,860      1,160      1,167
  Other current liabilities                  9,411      5,942      2,160
                                          --------   --------   --------
          TOTAL CURRENT LIABILITIES        185,117    137,755    150,725

Long term debt, excluding current
 installments                              125,882    128,363    134,432
Obligations under capital leases,
 excluding current installments             13,974     13,998     13,670
Deferred income taxes                        4,240      3,747      3,011
Other                                       39,287     36,285     37,837
                                          --------   --------   --------
          TOTAL LIABILITIES                368,500    320,148    339,675

Minority interest                           32,868     32,741     35,365

STOCKHOLDERS' EQUITY:
---------------------
Capital stock:
  First preferred stock, cumulative $25
   par value.
    Authorized 250,000 shares; no                -          -          -
     shares issued.
  Second preferred stock, 4%
   non-cumulative,
    $100 par value. Authorized 1,535
     shares;
    no shares issued.                            -          -          -
  Common stock, $.25 par value.
   Authorized 20,000,000
    shares; Outstanding  3,165,057
     shares in 1995,  3,151,157
    shares in Dec. 1994 and June 1994.         791        788        787
                                          --------   --------   --------
                                               791        788        787

Additional paid-in capital                  43,132     42,872     42,657
Retained earnings                           28,556     26,187     22,930
                                          --------   --------   --------
                                            72,479     69,847     66,374
Cumulative foreign currency translation      6,213        849        904
 adjustment
                                          --------   --------   --------
    TOTAL STOCKHOLDERS' EQUITY              78,692     70,696     67,278
                                          --------   --------   --------

    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                  $480,060   $423,585   $442,318
                                          ========   ========   ========

See accompanying notes to consolidated financial statements.



         CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF EARNINGS
           THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                          (UNAUDITED)

(In thousands, except per share data)
                                             1995        1994
                                           --------    --------
Sales                                      $160,952    $135,127
Cost of sales                               135,636     110,289
                                           --------    --------
  Gross profit                               25,316      24,838
Selling, general and administrative
 expenses                                    16,724      16,821
                                           --------    --------
  OPERATING INCOME                            8,592       8,017

Other income (expense):
  Interest expense, net                      (5,150)     (4,446)
  Foreign currency exchange gain (loss)          31         (74)
  Other - net                                    38         (35)
                                           --------    --------
NET OTHER EXPENSE                            (5,081)     (4,555)

Income before provision for income taxes,
 minority interest and  extraordinary
   item                                       3,511       3,462
Provision for income taxes                    1,153       1,478
                                           --------    --------

Income before minority interest and
 extraordinary item                           2,358       1,984

Minority interest                               426         271
                                           --------    --------

Income before extraordinary item              1,932       1,713
Extraordinary item, net                           -         (73)


NET INCOME                                 $  1,932    $  1,640
                                           ========    ========

Earnings (loss) per common share - Primary:
Before extraordinary item                  $   0.58    $   0.53
  Extraordinary item                              -       (0.02)
                                           --------    --------
NET EARNINGS PER COMMON SHARE - PRIMARY    $   0.58    $   0.51
                                           ========    ========

Earnings (loss) per common share - assuming
  full dilution:
Before extraordinary item                  $   0.58    $   0.52
  Extraordinary Item                              -       (0.02)

NET EARNINGS PER COMMON SHARE
  ASSUMING FULL DILUTION                   $   0.58    $   0.50
                                           ========    ========




See accompanying notes to consolidated financial statements.


         CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF EARNINGS
            SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                          (UNAUDITED)

(In thousands, except per share data)
                                             1995        1994
                                           --------    --------
Sales                                      $305,412    $250,977
Cost of sales                               256,389     205,804
                                           --------    --------
  Gross profit                               49,023      45,173
Selling, general and administrative          34,724      32,651
 expenses
                                           --------    --------

  OPERATING INCOME                           14,299      12,522

Other income (expense):
  Interest expense, net                      (9,422)     (9,054)
  Foreign currency exchange loss               (285)        (25)
  Other - net                                     -           2
                                           --------    --------

NET OTHER EXPENSE                            (9,707)     (9,077)

Income before provision for income
 taxes, minority interest,  extraordinary
   item and cumulative effect of accounting
    change                                    4,592       3,445
Provision for income taxes                    1,756       2,169
                                           --------    --------

Income before minority interest,
 extraordinary item
  and cumulative effect of accounting         2,836       1,276
   change
Minority interest                               467        (248)
                                           --------    --------
Income before extraordinary item and
  cumulative effect of accounting change      2,369       1,524
Extraordinary item, net                           -         (73)
Cumulative effect of accounting change,           -        (263)
 net
                                           --------    --------
NET INCOME                                 $  2,369    $  1,188
                                           ========    ========

Earnings (loss) per common share -
 primary:
Before extraordinary item and
  cumulative effect of accounting change   $   0.71    $   0.49
  Extraordinary item                              -       (0.02)
  Cumulative effect of accounting                 -       (0.08)
   change, net
                                           --------    --------
NET EARNINGS PER COMMON SHARE - PRIMARY    $   0.71    $   0.39
                                           ========    ========

Earnings (loss) per common share -
 assuming full dilution:
Before extraordinary item and
  cumulative effect of accounting change   $   0.71    $   0.46
  Extraordinary item                              -       (0.02)
  Cumulative effect of accounting                 -       (0.08)
   change, net
                                           --------    --------

NET EARNINGS PER COMMON SHARE
  ASSUMING FULL DILUTION                   $   0.71    $   0.36
                                           ========    ========


See accompanying notes to consolidated financial statements.


        CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
           SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                         (UNAUDITED)

(In thousands)

                                            1995       1994
                                          --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                            $  2,369   $  1,187

    Depreciation and amortization           17,451     17,445

    Minority interest                          467       (248)

    Cumulative effect of accounting
     change, net                                 -        (73)

    Other adjustments                      (17,188)   (23,053)
                                          --------   --------

       NET CASH PROVIDED BY (USED
       IN) OPERATING ACTIVITIES              3,099     (4,742)

CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                   (20,075)    (9,826)

    Other                                     (372)        53
                                          --------   --------

       NET CASH USED IN INVESTING
       ACTIVITIES                          (20,447)    (9,773)

    Net repayments of long term debt        (6,436)    (5,890)

    Net proceeds from short term
     borrowings                             20,113     21,318

    Other                                      263        146
                                          --------   --------

       NET CASH PROVIDED BY
       FINANCING ACTIVITIES                 13,940     15,574

Effect of exchange rate changes on cash        431        663
                                          --------   --------

Increase (decrease) in cash and cash
 equivalents                                (2,977)     1,722

Cash and cash equivalents at beginning
 of period                                   8,776     12,741
                                          --------   --------

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                   $  5,799   $ 14,463
                                          ========   ========




See accompanying notes to consolidated financial statements


                 CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995


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

       (c) Earnings Per Common Share

           Earnings per common share is based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include dilutive stock options (using the treasury stock method) exercisable under the Company's option plans. Weighted average shares outstanding in the second quarter of 1995 and 1994, were 3,350,726 and 3,229,988, respectively and for the first six months of 1995 and 1994 were 3,339,292 and 3,131,969, respectively.

           For both periods of 1994, earnings per common share, assuming full dilution, gives effect to the conversion of the Company's outstanding 10-3/4% Convertible Subordinated Debentures (the "Debentures") due May 1, 1994 as if such Debentures had been converted on the issue date, after elimination of related interest expense, net of income tax effect. All Debentures were converted during the second quarter of 1994.


  (2)   Inventories

      Inventories consist principally of packaging materials. The components of inventory were as follows: (000's omitted)

                                          June 30,   December 31,   June 30,
                                            1995         1994         1994
                                          ---------  -------------  --------
Finished goods                            $ 54,164         35,985    $43,155
Work in process                             11,212          7,096      9,621
Raw materials & supplies                    46,657         43,275     37,948
                                          --------        -------    -------
                                           112,033         86,356     90,724
LIFO reserve                                (2,972)        (3,924)        86
                                          --------        -------    -------
                                          $109,061        $82,432    $90,810
                                          ========        =======    =======

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  ----------------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------

       Sales during the second quarter of 1995 increased 19% to $160,952,000, as compared to $135,127,000 in the second quarter of 1994. Sales in the first six months of 1995 increased 22% to $305,412,000 from $250,977,000 in the same prior year period. Higher 1995 sales resulted from volume increases primarily at the Company's plastic subsidiaries, the effect of foreign currency translation rate differences which increased reported sales by the Company's European operations by approximately $20 million in the first six months of 1995 and $12 million in the second quarter of 1995, and resin price increase pass-throughs which increased sales by $17 million in the first six months of 1995 and $10 million in the second quarter of 1995, all as compared to the same prior year periods.

       Gross profit was higher in each period of 1995 than the same prior year period although gross profit as a percentage of sales declined to 15.7% and 16.1% in the second quarter and first six months of 1995, respectively, as compared to 18.4% and 18%, respectively, in the same periods of 1994. These declines reflect resin increase pass-throughs at PCI which increase both sales and costs resulting in lower percentage margins and competitive pressure at Ferembal and, to a lesser extent, in the European flexible film business.

       Selling, general and administrative expense as a percentage of sales declined to 11.4% in the first six months of 1995 from 13% in the same prior year period. Selling, general and administrative expense as a percentage of sales declined to 10.4% in the second quarter of 1995 from 12.4% in the second quarter of 1994. These declines reflect the fixed nature of many of
  these expenses in relation to increased sales.   Because of these various
  factors, operating income amounted to $8,592,000 and $14,299,000 in the second quarter and first six months of 1995, respectively, as compared to $8,017,000 and $12,522,000 in the respective periods of 1994.

       Net interest expense increased to $5,150,000 in the second quarter of 1995 from $4,446,000 in the same period of 1994. Net interest expense increased to $9,422,000 in the first six months of 1995 as compared to $9,054,000 in the same period of 1994. These increases resulted from higher interest rates at the Company's European subsidiaries in 1995 than 1994.

       Provision for income taxes amounted to $1,153,000 and $1,756,000 in the second quarter and first six months of 1995, respectively, as compared to $1,478,000 and $2,169,000 in the second quarter and first six months of 1994, reflecting offsetting levels of tax benefits for accounting purposes in loss operations and tax expense in the Company's profitable operations. Minority interest during each period reflects the interests of other shareholders in some of the Company's subsidiaries.

       Net income amounted to $1,932,000 ($0.58 per share) in the second quarter of 1995 and $2,369,000 ($0.71 per share) in the first six months of 1995. Net income amounted to $1,640,000 ($.50 per share)in the second quarter of 1994. Net income in the first six months of 1994 amounted to $1,188,000 ($.36 per share). During the second quarter and first six months of 1994, the Company recognized an extraordinary charge amounting to $73,000 ($0.02 per share) related to the purchase and cancellation by PCI of $3 million of its 10.75% Senior Secured Notes. During the first six months of 1994, the Company recorded a charge amounting to $263,000 ($.08 per share) resulting from the cumulative effect of an accounting change.

  FINANCIAL CONDITION
  -------------------


  CAPITAL REQUIREMENTS

       The Company acquired $10.6 million and $20.1 million of capital assets during the second quarter and first six months of 1995, respectively, consisting primarily of packaging equipment. These assets were acquired for cash. Similar types of assets are expected to be acquired for the remainder of 1995 and total annual capital expenditures are expected to amount to approximately $31 million.

       The Company intends to actively pursue acquisition possibilities in 1995. It is presently the Company's intention to finance any acquisitions by leveraging the assets of the business to be acquired, with existing cash, through bank borrowings or, possibly, through the issuance of stock.


  LIQUIDITY

       The Company's liquidity position declined slightly during the first six months of 1995. Working capital decreased to approximately $70 million, and the current ratio amounted to 1.38 at June 30, 1995 compared to 1.52 at December 31, 1994.

        For the six months ended June 30, 1995, net cash provided by operating activities amounted to $3.1 million. Operating activities also funded a large increase in working capital. The increase in the Company's working capital requirements in the second and third quarters of each year is primarily a result of the seasonality of Ferembal's business which peaks at these periods because of the harvest of vegetable crops for canning. Net cash used in investing activities, primarily capital expenditures, amounted to $20.4 million during the first six months of 1995. The cash required for the Company's investing activities for this period in excess of that provided by operations was financed with short term borrowings which were also used to make payments of long term debt. The Company expects that, as Ferembal collects receivables and reduces its seasonally high inventories relating to vegetable canning, these short term borrowings will be repaid.

       At June 30, 1995, the Company had an available credit line under a Revolving Credit Agreement of $3.3 million. In addition, the Company's consolidated subsidiaries had available approximately $33 million in credit lines and bank overdraft facilities at June 30, 1995. However, the Company's ability to draw upon these lines for other than its subsidiaries' needs is restricted.

       The Company expects that cash from operations and its existing banking facilities will be sufficient to meet its operating needs for the remainder of 1995. On a long term basis the Company believes that existing funds, cash generated by operations and its existing banking facilities will be sufficient to meet its cash needs.

                                    PART II
                               OTHER INFORMATION


  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ------------------------------------------------------------

  At the annual meeting of stockholders on May 17, 1995, 2,267,408 votes were cast in favor of the election as directors of each of Messrs. D. Bainton, K. Bainton, DiGiovanna, Greeven, Hoenig, O'Neill, Utting, Yazgi, C. Zapata and J.L. Zapata. Votes withheld were 10,909 for each person. Votes cast in favor of each of Messrs. R. Bainton, Benson, Marquardt and Serrell were 2,267,208 and 11,109 votes were withheld for each person. The 1995 Restricted Stock Compensation Plan was approved by a vote of 2,134,034 for, 127,210 against, and 17,073 abstained.


  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
  -----------------------------------------

  (a) Exhibits Required

         (11) Statement re computation of
              per share earnings.......................See Note 1(c) on Page 8

         (27) Financial Data Schedule..................................Page 12

         All other items for which provision is made in the applicable regulations of the Securities and Exchange ommission have been omitted as they are not required under the related instructions or they are inapplicable.

  (b) Reports on Form 8-K

              No reports on Form 8-K have been filed since March 31, 1995.


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


                                       CONTINENTAL CAN COMPANY, INC.
                                           (REGISTRANT)



                                    By:  /s/ Abdo Yazgi
                                         --------------
                                         Principal Financial Officer
                                         and on behalf of registrant



  DATED:   AUGUST 4, 1995