Form 10-Q
period 1995-09-30
CONTINENTAL CAN CO INC /DE/
filed 1995-11-09
CIK 103392

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                                   ---------

(MARK ONE)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
 -------
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the period ended      SEPTEMBER  30, 1995
                               -----------------------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
 -------
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______ to _______.


          Commission File Number:   1-6690
                                    ------


                         CONTINENTAL CAN COMPANY, INC.
               ------------------------------------------------
            (Exact name of registrant as specified in its charter)


             DELAWARE                          11-2228114
    --------------------------       ------------------------------------
      (State of Incorporation)       (I.R.S. Employer Identification No.)


 One Aerial Way, Syosset, New York         11791
--------------------------------------------------
(Address of principal executive offices)  Zip Code


                                (516) 822-4940
                ----------------------------------------------
             (Registrant's telephone number, including area code)


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


The number of shares outstanding of the registrant's Common Stock ($.25 par value) as of November 7, 1995 is 3,196,368.

FORM 10-Q



                                     PART I

                             FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS
-----------------------------



Consolidated Balance Sheets as of September 30, 1995 and December 31, 1994 and September 30, 1994.



Consolidated Statements of Earnings for the Three Months Ended September 30, 1995 and 1994



Consolidated Statements of Earnings for the Nine Months Ended September 30, 1995 and 1994



Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1995 and 1994



Notes to Consolidated Financial Statements

                CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               SEPTEMBER 30, 1995 AND 1994 AND DECEMBER 31, 1994
                                  (UNAUDITED)
(In thousands)
                                         SEPTEMBER     DEC. 31,    SEPTEMBER 30,
                                         30, 1995       1994           1994
                                        ---------------------------------------
ASSETS:
-------

Current Assets:
  Cash and cash equivalents                 $ 13,208    $  8,776       $ 18,999
  Investments                                      -         292            294

  Accounts Receivable:
    Trade accounts                           130,678     102,255        113,626
    Other                                     15,258      15,964          9,637
    Less allowance for doubtful accounts      (5,815)     (5,316)        (4,552)
                                         --------------------------------------

  Accounts receivable, net                   140,121     112,903        118,711

  Inventories                                 97,865      82,432         81,085
  Prepaid expenses and other current           4,615       4,700          1,558
   assets
                                        ---------------------------------------

          TOTAL CURRENT ASSETS               255,809     209,103        220,647
                                        ---------------------------------------

Property, plant and equipment, at cost:
  Land, building and improvements             51,507      48,750         47,864
  Manufacturing machinery and equipment      235,302     230,365        217,632
  Furniture, fixtures and equipment            9,652       8,536          8,508
  Construction in progress                    37,898       9,505         17,867
                                        ---------------------------------------
                                             334,359     297,156        291,871

  Less accumulated depreciation and          141,583     116,786        110,499
   amortization
                                        ---------------------------------------

Net property, plant and equipment            192,776     180,370        181,372

Goodwill, net of accumulated                  14,556      13,997         14,191
 amortization
Other assets                                  18,691      20,115         21,938
                                        ---------------------------------------

          TOTAL ASSETS                      $481,832    $423,585       $438,148
                                        =======================================



See accompanying notes to consolidated
 financial statements.


                CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
               SEPTEMBER 30, 1995 AND 1994 AND DECEMBER 31, 1994
                                  (UNAUDITED)
(In thousands)
                                          SEPTEMBER    DEC. 31,   SEPTEMBER 30,
                                          30, 1995       1994           1994
                                        ---------------------------------------
LIABILITIES AND STOCKHOLDER'S EQUITY:
----------------------------------------
Current Liabilities:
  Short term borrowings                      $ 41,684   $ 21,855       $ 16,204
  Accounts payable - trade                     83,412     60,540         60,453
  Accrued liabilities:
    Employee compensation and benefits         21,413     19,072         23,561
    Other accrued expenses                     23,567     16,143         22,150
  Current installments of long term
   debt and
    obligations under capital leases           11,133     13,043         13,323
  Income taxes payable                          1,448      1,160          2,554
  Other current liabilities                     9,814      5,942          4,880
                                        ---------------------------------------
          TOTAL CURRENT LIABILITIES           192,471    137,755        143,125

Long term debt, excluding current             122,778    128,363        133,097
 installments
Obligations under capital leases,
 excluding
  current installments                         14,012     13,998         13,729
Deferred income taxes                           3,763      3,747          3,083
Other                                          42,756     36,285         37,497
                                        ---------------------------------------
          TOTAL LIABILITIES                   375,780    320,148        330,531

Minority interest                              29,899     32,741         35,718

STOCKHOLDERS' EQUITY:
----------------------------------------
Capital stock:
  First preferred stock, cumulative $25
   par value.
    Authorized 250,000 shares; no                   -          -              -
     shares issued.
  Second preferred stock, 4%
   non-cumulative,
    $100 par value. Authorized 1,535
     shares;
    no shares issued.                               -          -              -
  Common stock, $.25 par value.
   Authorized 20,000,000
    shares; Outstanding  3,196,368
     shares in 1995,  3,151,157
    shares in Dec., 1994 and 3,151,157            799        788            788
     shares in September, 1994.
                                        ---------------------------------------
                                                  799        788            788
Additional paid-in capital                     43,867     42,872         42,872
Retained earnings                              26,340     26,187         26,032
                                        ---------------------------------------
                                               71,006     69,847         69,692
Cumulative foreign currency translation         5,147        849          2,207
 adjustment
                                        ---------------------------------------
          TOTAL STOCKHOLDERS' EQUITY           76,153     70,696         71,899
                                        ---------------------------------------

          TOTAL LIABILITIES AND              $481,832   $423,585       $438,148
           STOCKHOLDERS' EQUITY
                                        =======================================



See accompanying notes to consolidated financial statements.


         CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF EARNINGS
         THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                          (UNAUDITED)
(In thousands, except per share data)
                                               1995        1994
                                          ---------------------

Sales                                      $171,024    $154,492
Cost of sales                               143,384     126,489
                                          ---------------------
  Gross profit                               27,640      28,003
Restructuring charges                         5,003           -
Selling, general and administrative          19,908      17,148
 expenses
                                          ---------------------
  OPERATING INCOME                            2,729      10,855

Other income (expense):
  Interest expense, net                      (5,435)     (4,617)
  Foreign currency exchange gain (loss)         109        (131)
  Other - net                                   (44)       (221)
                                          ---------------------
NET OTHER EXPENSE                            (5,370)     (4,969)

Income (loss) before provision for
 income taxes
  and minority interest                      (2,641)      5,886
Provision for income taxes                      479       2,308
                                          ---------------------

Income (loss) before minority interest       (3,120)      3,578

Minority interest                            (1,248)        476
                                          ---------------------


NET INCOME (LOSS)                          $ (1,872)   $  3,102
                                          =====================

NET EARNINGS (LOSS) PER COMMON SHARE -       $(0.56)      $0.94
 PRIMARY
                                          =====================

NET EARNINGS (LOSS) PER COMMON SHARE
  ASSUMING FULL DILUTION                     $(0.56)      $0.94
                                          =====================



See accompanying notes to consolidated financial statements.


         CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF EARNINGS
         NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                          (UNAUDITED)
(In thousands, except per share data)
                                               1995        1994
                                          ---------------------
Sales                                      $476,436    $405,469
Cost of sales                               399,773     332,293
                                          ---------------------
  Gross profit                               76,663      73,176
Restructuring charges                         5,003           -
Selling, general and administrative          54,632      49,799
 expenses
                                          ---------------------
  OPERATING INCOME                           17,028      23,377

Other income (expense):
  Interest expense, net                     (14,857)    (13,671)
  Foreign currency exchange loss               (176)       (156)
  Other - net                                   (44)       (219)
                                          ---------------------
NET OTHER EXPENSE                           (15,077)    (14,046)

Income before provision for income
 taxes,
  minority interest,  extraordinary
   item and
  cumulative effect of accounting change      1,951       9,331
Provision for income taxes                    2,235       4,477
                                          ---------------------

Income (loss) before minority interest,
 extraordinary item
  and cumulative effect of accounting          (284)      4,854
   change
Minority interest                              (781)        228
                                          ---------------------
Income before extraordinary item and
  cumulative effect of accounting change        497       4,626
Extraordinary item, net                           -         (73)
Cumulative effect of accounting change,           -        (263)
 net
                                          ---------------------
NET INCOME                                 $    497    $  4,290
                                          =====================

Earnings (loss) per common share -
 primary:
Before extraordinary item and
  cumulative effect of accounting change   $   0.15    $   1.44
  Extraordinary item                              -       (0.02)
  Cumulative effect of accounting                 -       (0.08)
   change, net
                                          ---------------------
NET EARNINGS PER COMMON SHARE - PRIMARY    $   0.15    $   1.34
                                          =====================

Earnings (loss) per common share -
 assuming
  full dilution:
Before extraordinary item and
  cumulative effect of accounting change   $   0.15    $   1.38
  Extraordinary item                              -       (0.02)
  Cumulative effect of accounting                 -       (0.08)
   change, net
                                          ---------------------
NET EARNINGS PER COMMON SHARE
  ASSUMING FULL DILUTION                   $   0.15    $   1.28
                                          =====================



See accompanying notes to consolidated
 financial statements.


        CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
        NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                         (UNAUDITED)

(In thousands)
                                            1995       1994
                                          -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                            $    497   $  4,290

    Depreciation and amortization           25,015     25,973

    Minority interest                         (781)       228

    Cumulative effect of accounting              -        (73)
     change, net

    Other adjustments                        2,961     (8,955)
                                          -------------------

          NET CASH PROVIDED BY              27,692     21,463
           OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                   (29,779)   (16,996)

    Other                                   (1,017)       509
                                          -------------------

          NET CASH USED IN INVESTING       (30,796)   (16,487)
           ACTIVITIES

CASH FLOWSFROM FINANCING ACTIVITIES:

    Net repayments of long term debt       (11,296)    (7,967)

    Net proceeds from short term            17,827      8,558
     borrowings

    Other                                      959         14
                                          -------------------

          NET CASH PROVIDED BY               7,490        605
           FINANCING ACTIVITIES

Effect of exchange rate changes on cash         46        677
                                          -------------------

Increase in cash and cash equivalents        4,432      6,258

Cash and cash equivalents at beginning       8,776     12,741
 of period
                                          -------------------

CASH AND CASH EQUIVALENTS AT END OF       $ 13,208   $ 18,999
 PERIOD
                                          ===================




See accompanying notes to consolidated
 financial statements.

                 CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995


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

       (c) Earnings Per Common Share

           Earnings per common share is based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include dilutive stock options (using the treasury stock method) exercisable under the Company's option plans. Weighted average shares outstanding in the third quarter of 1995 and 1994, were 3,330,653 and 3,297,685 respectively and for the first nine months of 1995 and 1994 were 3,342,489 and 3,222,161, respectively.

           For the first nine months of 1994, earnings per common share, assuming full dilution, gives effect to the conversion of the Company's then outstanding 10-3/4% Convertible Subordinated Debentures (the "Debentures") due May 1, 1994 as if such Debentures had been converted on the issue date, after elimination of related interest expense, net of income tax effect. All Debentures were converted during the second quarter of 1994.


(2)   Inventories

      Inventories consist principally of packaging materials. The components of inventory were as follows: (000's omitted)

                   September 30,   December 31,   September 30,
                        1995           1994           1994
                 ----------------------------------------------

Finished goods          $ 46,780        $35,985         $37,141
Work in process           11,109          7,096           8,781
Raw materials             43,178         43,275          35,045
                                -------------------------------
                        $101,067        $86,356         $80,967
LIFO reserve              (3,202)        (3,924)            118
                                        -----------------------
                        $ 97,865        $82,432         $81,085
                 ==============================================

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Sales during the third quarter of 1995 increased 11% to $171,024,000 as compared to $154,492,000 in the third quarter of 1994. Sales in the first nine months of 1995 increased 18% to $476,436,000 from $405,469,000 in the same prior year period. Higher sales in the third quarter of 1995 resulted primarily from volume increases at Plastic Containers, Inc. ($4 million), foreign currency translation rate differences ($7 million), and resin price increase pass throughs ($6 million). Higher sales for the first nine months of 1995 resulted from volume increases at Plastic Containers, Inc. ($20 million), foreign currency translation rate differences ($28 million), and resin price increase pass throughs ($23 million).

       Gross profit was higher in the first nine months of 1995 than the same prior year period but slightly lower in the third quarter of 1995 than 1994. Gross profit as a percentage of sales declined by approximately 2% in the third quarter and in the first nine months of 1995 from the same periods of 1994. This decline primarily resulted from higher raw material prices at Ferembal, competitive pressure in the flexible film business in Europe, and the effect of resin price increase pass-throughs and third quarter production start-up costs at PCI.

       Results for the third quarter and first nine months of 1995 included a $5 million restructuring charge for severance and termination benefits at Ferembal, the Company's European can manufacturing subsidiary, to help position Ferembal as a low cost producer. The restructuring, which will affect approximately 9% of the workforce, was prompted by the Company's continuing efforts to reduce costs in the face of increased raw material prices and competitive pressures in the European market.

       Selling, general and administrative expense as a percentage of sales declined by approximately 0.8% in the first nine months of 1995 versus the same prior year period. Selling, general and administrative expense as a percentage of sales in the third quarter of 1995 was approximately 0.6% higher than in 1994. The reduction in selling, general and administrative expense as a percentage of sales primarily reflects the fixed nature of many of these expenses in relation to increased volume. Because of these various factors, operating income amounted to $2,729,000 and $17,028,000 in the third quarter and first nine months of 1995, respectively, as compared to $10,855,000 and $23,337,000 in the same periods of 1994.

       Net interest expense increased to $5,435,000 in the third quarter of 1995 from $4,617,000 in the third quarter of 1994. Net interest expense was $14,857,000 in the first nine months of 1995 as compared to $13,761,000 in the same period of 1994. These increases resulted primarily from higher interest rates at the Company's European subsidiaries.

       Provision for income taxes amounted to $479,000 and $2,235,000 in the third quarter and first nine months of 1995, respectively, as compared to $2,308,000 and $4,477,000 in the third quarter and first nine months of 1994, reflecting a lower level of tax benefits for accounting purposes in loss operations than tax expense in the Company's profitable operations. Minority interest during each period reflects the interests of other shareholders in some of the Company's subsidiaries.

       Net loss amounted to $1,872,000 ($0.56 per share) in the third quarter of 1995. Net income amounted to $3,102,000 ($0.94 per share) in the third quarter of 1994. Net income in the first nine months of 1995 amounted to $497,000 ($0.15 per share). During the first nine months of 1994, the Company recognized an extraordinary charge amounting to $73,000 ($0.02 per share) related to the purchase and cancellation by PCI of $3 million of its 10.75% Senior Secured Notes, and a charge amounting to $263,000 ($.08 per share) resulting from the cumulative effect of an accounting change. Net income in the first nine months of 1994 amounted to $4,290,000 ($1.34 per share).

   FINANCIAL CONDITION


   CAPITAL REQUIREMENTS

        The Company acquired $9,704,000 and $29,779,000 of capital assets during the third quarter and first nine months of 1995, respectively, consisting primarily of packaging equipment. These assets were acquired for cash. Similar types of assets are expected to be acquired for the remainder of 1995 and total capital expenditures are expected to amount to approximately $33 million.

        The Company intends to actively pursue acquisition possibilities in 1995. It is presently the Company's intention to finance any acquisitions by leveraging the assets of the business to be acquired, with existing cash, through bank borrowings or, possibly, through the issuance of stock.


   LIQUIDITY

        The Company's liquidity position declined slightly during the first nine months of 1995. Working capital declined to approximately $63.3 million, and the current ratio amounted to 1.33 at September 30, 1995 compared to 1.52 at December 31, 1994.

        For the nine months ended September 30, 1995, net cash provided by operating activities amounted to $27,692,000. The increase in the Company's accounts receivable and inventory in the third quarter of each year is primarily a result of the seasonality of Ferembal's business which peaks at this period because of the harvest of vegetable crops for canning. Net cash used in investing activities, primarily capital expenditures, amounted to $30,796,000 during the first nine months of 1994. In the same period, the Company repaid approximately $11.3 million in long term debt and increased short term borrowings by approximately $17.8 million. The Company expects that, as Ferembal collects receivables and reduces its seasonally high inventories relating to vegetable canning, these short term borrowings will be repaid or refinanced.

        At September 30, 1995, the Company had an available credit line under a Revolving Credit Agreement of $2.8 million. In addition, the Company's consolidated subsidiaries had available approximately $26 million in credit lines and bank overdraft facilities at September 30, 1995. However, the Company's ability to draw upon these lines for other than its subsidiaries' needs is restricted.

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

                                    PART II

                               OTHER INFORMATION


  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
  -----------------------------------------

  (a)  Exhibits Required

    (11) Statement re computation of per share earnings
         See Note 1(c) on                                  Page   8

    (27) Financial Data Schedule                           Page  12


    All other items for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted as they are not required under the related instructions or they are inapplicable.


  (b)  Reports on Form 8-K

          A Report on Form 8-K reporting on Item 5. Other Events was filed on September 21, 1995.


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



  DATED:   NOVEMBER 7, 1995