Form 10-K405
period 1995-12-31
CONTINENTAL CAN CO INC /DE/
filed 1996-04-01
CIK 103392

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10K
  (Mark One)
      X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
  ----------
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                  -------------------------------------------
                                       OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
  ----------
               THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from ___________to __________.

                         Commission File Number: 1-6690
                                                 ------

                         CONTINENTAL CAN COMPANY, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                  11-2228114
- ----------------------------------------   -----------------------------------
       (State of Incorporation)            (I.R.S. Employer Idenification No.)

   One Aerial Way, Syosset, New York                       11791
- ----------------------------------------   -----------------------------------
(Address of principal executive offices)                 (Zip code)


Registrant's telephone number, including area code: (516) 822-4940
                                                    --------------

Securities registered pursuant to Section 12 (b) of the Act:

   Common Stock ($.25 par value)                New York Stock Exchange
- ----------------------------------   -----------------------------------------
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

The aggregate market value of voting stock held by non-affiliates of the Registrant based on the closing price at which such stock was sold on the New York Stock Exchange on March 25, 1996 was $42,401,660.

The number of shares of Common Stock outstanding on March 25, 1996 was 3,199,668 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part II (except Item No. 6 "Selected Financial Data" and Item No. 9 "Changes In And Disagreements With Accountants On Accounting And Financial Disclosure") is incorporated by reference to the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1995, and Part III (except Item 10 regarding executive officers) is incorporated by reference to the Registrant's Proxy Statement to be filed on or about April 8, 1996 in connection with its 1996 Annual Meeting of Stockholders to be held on May 15, 1996.

  ITEM 1.  BUSINESS
  -----------------


  (a) General Development of Business
      -------------------------------

       Continental Can Company, Inc. (the Company) is a publicly traded company incorporated in Delaware in 1970 under the name Viatech, Inc. The name of the Company was changed to Continental Can Company, Inc. in October 1992. The Company is engaged in the packaging business through a number of consolidated operating subsidiaries. The Company's packaging business consists of (i) its 50%-owned domestic subsidiary, Plastic Containers, Inc. (PCI), which owns Continental Plastic Containers, Inc. and Continental Caribbean Containers, Inc. (collectively, CPC), (ii) its wholly owned German operating subsidiary, Dixie Union GmbH & Company KG (Dixie Union) and (iii) its majority-owned European operating subsidiaries, Ferembal S.A. (Ferembal), which in turn owns 86% of Obalex, A.S. (Obalex), and Onena Bolsas de Papel, S.A. (Onena). PCI is a leading manufacturer of extrusion blow-molded containers in the United States. Ferembal is a manufacturer of rigid packaging, primarily food cans, of which it is the second largest supplier in France. Obalex is a manufacturer of metal cans in the Czech Republic. Dixie Union manufactures plastic films and packaging machines, primarily for the food and pharmaceutical industries. Onena manufactures film, and laminates and prints plastic, paper and foil packaging materials for the food and snack food industries in Spain. The Company also owns Lockwood, Kessler & Bartlett, Inc.
  (LKB) which provides services principally in the fields of mapping and survey, civil and structural engineering, mechanical and electrical engineering, and construction administration and inspection.

  (b) Financial Information About Industry Segments
      ---------------------------------------------

       The Company has one reportable industry segment - packaging, as determined in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 14.

  (c) Narrative Description of Business
      ---------------------------------

       The Company manufactures packaging which accounted for 98.4%, 98% and 97.5% of its consolidated revenues in 1995, 1994 and 1993, respectively.

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

       Ferembal -  The Company acquired a 68% interest in Ferembal in the fourth
       --------
  quarter of 1989, increased its interest to 84% in August, 1991 and at December 31, 1995 owned 85% of Ferembal. Ferembal, headquartered in Paris, has five manufacturing plants located in each of the main agricultural regions of France. The Roye plant, located in Picardie, was built in 1964 and expanded substantially in 1968. Its three main divisions include coil cutting, printing and varnishing; the manufacture of ends and bodies; and assembly. There are five welded lines in operation at Roye and all industrial products are manufactured at this plant. The Moelan plant, located in Brittany, is set up along similar lines as the Roye plant with five welded lines. The Ludres plant, in eastern France, is Ferembal's largest facility. In addition to twelve presses and two easy-open end manufacturing units, Ludres has nine body assembly lines. Ferembal's research and development and technical service departments are also located at Ludres. The Veauche plant was built in 1982 to service southern France. Approximately 90% of the output of the two welded lines is "passed through the wall" to a customer for the canning of pet food. The Ville Neuve sur Lot plant was built in 1991 and went into production with a three piece can line in early 1992. A two piece can line went into production at this facility in mid-1992.

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

       Obalex - The Company's subsidiary, Ferembal, owns 86% of the outstanding
       ------
  stock of Obalex. Obalex is headquartered in a three building complex on a 5 acre site in Znojmo, Czech Republic, which also serves as its sole manufacturing facility. Obalex manufacturers both two and three piece cans for food which account for approximately 80% of its sales and a number of can products for industrial end users.

       Dixie Union -  The Company, through wholly owned subsidiaries, owns all
       -----------
  of the outstanding stock of Dixie Union. Dixie Union is headquartered in Kempten, Germany and has subsidiary companies in France and the United Kingdom, which function as a sales, distribution and customer service network. Dixie Union manufactures three main product lines for the packaging industry: multi-layer shrink bags, composite plastic films and packaging machines and slicers. Most of Dixie Union's customers are in the food and pharmaceutical industries.

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

       The Company is not dependent upon a single customer or a few customers. Sales to one customer exceeded 10% of the Company's consolidated revenues in 1995.

       As of December 31, 1995, the Company's backlog was approximately $22,550,000 (compared to $29,952,000, at December 31, 1994). All backlog is expected to be filled within the current fiscal year. Ferembal, Obalex, and Plastic Containers, Inc. produce most of their products under open orders. As a result, none of the foregoing backlog is attributable to them.

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

       The amount spent on research and development activities amounted to approximately $12,187,000 in 1995, $12,461,000 in 1994 and $12,862,000 in
  1993.

       The number of persons employed by the Company as of December 31, 1995 and 1994 was 3,796 and 3,729, respectively.

  (d) Foreign and Domestic Operations
      -------------------------------

       Sales to unaffiliated customers are set out below:

                    1995      1994      1993
                  --------  --------  --------
(In thousands)
Europe            $312,137  $286,412  $255,619
United States      295,470   247,614   221,636
Other                6,780     3,154     4,587
                  --------  --------  --------
Total             $614,387  $537,180  $481,842
                  ========  ========  ========

       Information regarding the operating profit and the identifiable assets attributable to the Company's foreign operations is incorporated herein by reference to Note 15 of the Consolidated Financial Statements appearing in the Annual Report to Stockholders for the year ended December 31, 1995.

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

       The following table sets forth the location and square footage of CPC's production facilities which are used for both manufacture and warehousing of finished goods:


                     SIZE IN                           SIZE IN
PLANT LOCATION     SQUARE FEET    PLANT LOCATION     SQUARE FEET
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

       CPC owns the plants in Santa Ana, Fairfield, Oil City, Baltimore and Puerto Rico; all others are leased. As of December 31, 1995, CPC had a total of 124 production lines spread throughout its manufacturing facilities. The smallest plants have as few as two lines while the largest has thirteen.

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


  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ------------------------------------------------------------


       No matters were submitted to a vote of security holders during the quarter ended December 31, 1995.


                                    PART II


  ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  --------------------------------------------------------------------------
  MATTERS
  -------

       The information required by this item is incorporated herein by reference to the section entitled "Common Stock Prices and Related Matters" of the Annual Report to Stockholders for the year ended December 31, 1995.

  ITEM 6.  SELECTED FINANCIAL DATA(1)
  -----------------------------------


                                    1995      1994      1993      1992      1991
                                  --------  --------  --------  --------  --------

Net Sales (2)                     $614,387  $537,180  $481,842  $511,241  $310,654
                                  ========  ========  ========  ========  ========
Net income (2) (3)                $    555  $  4,445  $    988  $  2,063  $  7,394
                                  ========  ========  ========  ========  ========
Earnings per
   common share (3)
   Primary                        $    .17  $   1.39  $    .33  $    .67  $   2.92
                                  ========  ========  ========  ========  ========
   Fully Diluted                  $    .17  $   1.34  $    .32  $    .64  $   2.59
                                  ========  ========  ========  ========  ========
Weighted average
   shares outstanding (4)            3,339     3,220     3,023     3,078     2,533
                                  ========  ========  ========  ========  ========
Total assets                      $445,411  $423,585  $385,907  $400,010  $410,543
                                  ========  ========  ========  ========  ========
Long term debt and capitalized
   lease obligations              $143,138  $142,361  $153,982  $165,701  $159,567
                                  ========  ========  ========  ========  ========
Total stockholders'
   equity (4)                     $ 76,298  $ 70,696  $ 60,855  $ 62,935  $ 61,393
                                  ========  ========  ========  ========  ========
Working capital                   $ 46,195  $ 71,348  $ 66,105  $ 69,158  $ 63,004
                                  ========  ========  ========  ========  ========
Current ratio                         1.29      1.52      1.67      1.69      1.57
                                  ========  ========  ========  ========  ========

  (1)  In thousands, except per share amounts and current ratio.

  (2) In 1993, includes sales of $10,682 and net income of $238 related to the purchase of Obalex. In 1991, includes sales of $17,030 and a net loss of $1,045 related to the purchase of PCI.

  (3) Includes an extraordinary charge of $115 ($.03 per share both primary and fully-diluted) in 1995. Includes a charge for the cumulative effect of an accounting change of $262 ($.08 per share both primary and fully-diluted) and an extraordinary charge of $108 ($.03 per share both primary and fully-diluted) in 1994. Includes income for the cumulative effect of an accounting change of $460 ($.15 per share primary and $.14 per share fully-diluted) and an extraordinary charge of $1,502 ($.49 per share primary and $.44 per share fully-diluted) in 1992.

  (4) The 1994 weighted average shares outstanding include 268 shares issued in May 1994 upon the conversion of the Company's 10-3/4% Convertible Subordinated Debentures.

       The 1991 weighted average shares outstanding include 1,020 shares and 255 warrants to purchase shares sold in June 1991 for net proceeds of $29,453.

  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION   AND
  ---------------------------------------------------------------------  ---
  RESULTS OF OPERATIONS
  ---------------------

       The information required by this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Stockholders for the year ended December 31, 1995.

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ----------------------------------------------------

       The information required by this item is incorporated by reference to the Company's consolidated financial statements and related notes, together with the independent auditors' report in the Annual Report to Stockholders for the year ended December 31, 1995.

  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
  ------------------------------------------------------------------------
  FINANCIAL DISCLOSURE
  --------------------

       There have been no changes in nor disagreements with the Company's accountants on accounting and financial disclosure during the twenty-four month period ended December 31, 1995.

                                    PART III

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ------------------------------------------------------------

     The information required by this item, with respect to directors of the registrant, will be included under the caption "Election of Directors" of a definitive Proxy Statement to be dated March 28, 1996 which will be filed with the Commission pursuant to Regulation 14A and is hereby incorporated into this report by this reference.

     Executive officers of the registrant include Messrs. Donald J. Bainton and Abdo Yazgi who are also directors of the registrant and for whom information required by this item is included in the Proxy Statement as previously mentioned.

     Information for other executive officers, is as follows:

                                           Term of     Year First
Name and Age               Position Held    Office   Became Officer
- ------------------------  ---------------  --------  --------------
John H. Andreas           Vice President-       (1)            1992
   63                     Manufacturing

Marcial B. L'Hommedieu    Treasurer             (1)            1963
   71

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

     Mr. L'Hommedieu has served as Treasurer or Assistant Treasurer of the Company and its subsidiary, Lockwood, Kessler & Bartlett, Inc., since 1963.

  ITEM 11.  EXECUTIVE COMPENSATION
  --------------------------------

     The information required by this item is included under the caption "Executive Compensation" of a definitive Proxy Statement to be dated March 28, 1996 which will be filed with the Commission pursuant to Regulation 14A and is hereby incorporated into this report by this reference.

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  -----------------------------------------------------------------------

     The information required by this item is included under the caption "Stock Ownership" of a definitive Proxy Statement to be dated March 28, 1996 which will be filed with the Commission pursuant to Regulation 14A and is hereby incorporated into this report by this reference.

  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  -------------------------------------------------------

     The information required by this item is included under the caption "Transactions with Management" of a definitive Proxy Statement to be dated March 28, 1996 which will be filed with the Commission pursuant to Regulation 14A and is hereby incorporated into this report by this reference.

                                    PART IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
  --------------------------------------------------------------------------

  (a)  1.  Financial Statements:

       Consolidated Balance Sheets as of December 31, 1995 and 1994 Consolidated Statements of Earnings for the years ended December 31, 1995, 1994, and 1993
       Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993
       Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993
       Notes to Consolidated Financial Statements for the years ended December 31, 1995, 1994, and 1993
       Independent Auditors' Report

       The above financial statements are included under Item 8 of Part II of this report.

       2. Financial Statement Schedules:

        II   Valuation & Qualifying Accounts.......................p. 12
        III  Condensed Financial Information of Registrant.........p. 13

  All other schedules are omitted because they are not applicable, not required, or the information is given in the financial statements or the notes thereto.

     3.  Exhibits Required:

        3.1     Articles of Incorporation, as amended......................(2)
        3.2     By-Laws, as amended........................................(2)
        4.1     Indenture, dated as of April 1, 1992, among
                Plastic Containers, Inc. ("PCI"), each of
                Continental Plastic Containers, Inc. ("CPC")
                and Continental Caribbean Containers, Inc.
                ("CCC"), as guarantors and United States Trust
                Company of New York, as trustee (the "Trustee")............(1)
        4.2     Pledge and Security Agreement, dated as of
                April 9, 1992, by PCI in favor of the Trustee..............(1)
        4.3     Pledge and Security Agreement, dated as of
                April 9, 1992, by CPC in in favor of the Trustee...........(1)
        4.4     Pledge and Security Agreement, dated as of
                April 9, 1992, by CCC in favor of the Trustee..............(1)
        4.5     Stock Pledge Agreement, dated as of April 9, 1992,
                by PCI in favor of the Trustee.............................(1)
        4.6     Patent and Trademark Security Assignment, dated
                April 9, 1992, by CPC to Trustee...........................(1)
        4.7     Deed of Trust and Assignment of Leases and Rents,
                dated April 9, 1992, by CPC relating to real
                property located in Fairfield, Connecticut.................(1)
        4.8     Deed of Trust and Assignment of Leases and Rents,
                dated April 9, 1992, by CPC relating to real property
                located in Santa Ana, California...........................(1)

        4.9     Mortgage and Assignment of Leases and Rents, dated
                April 9, 1992, by CPC relating to real property located
                in Oil City, Pennsylvania................................. (1)
        4.10    Deed of Trust and Assignment of Leases and Rents,
                dated April 9, 1992, by
                CPC relating to real property located in
                Baltimore, Maryland....................................... (1)
        4.11    Chattel Mortgage, dated April 7, 1992, by CCC relating
                to personal property
                located in Puerto Rico.................................... (1)
        4.12    Pledge Agreement, dated as of April 9, 1992 by CCC
                relating to real property
                located in Puerto Rico.................................... (1)
        4.13    Mortgage, dated April 8, 1992, by CCC relating to real
                property located in
                Puerto Rico............................................... (1)
        10.1    Credit Agreement dated as of October 31,
                1995 between PCI and CIT.................................. (1)
        10.2    1988 Restricted Stock Option Plan, as
                amended................................................... (2)*
        10.3    1988 Director Stock Option Plan........................... (2)*
        10.4    1990 Stock Option Plan for Non-Employee
                Directors................................................. (2)*
        10.5    Shareholders' Agreement dated July 7, 1989, among
                Viatech, Inc., Le Fer Blac S.A.,
                Citicorp Capital Investors Europe Limited
                and Citibank S.A.......................................... (2)
        10.6    Revolving Credit and Term Loan Agreement
                dated as of December 1, 1992.............................. (2)
        10.7    Stock Purchase Agreement dated November 2,
                1991...................................................... (2)
        10.8    Noncompetition Agreement dated November 21,
                1991...................................................... (2)
        10.9    Stockholders' Agreement dated October 19,
                1991...................................................... (2)
        10.10   1992 Restricted Stock Plan for Non-Employee
                Directors, as amended..................................... (2)*
        10.11   Agreement Among PCI Stockholders, dated
                September 10, 1992........................................ (2)
        10.12   Employment Contract with Donald J. Bainton,
                as amended..............................................p. 16*
        10.13   1995 Restricted Stock Compensation Plan................... (2)*
        10.14   Amendment No. 1 to Revolving Credit and
                Term Loan Agreement....................................... (2)
        10.15   Amendment No. 2 to Revolving Credit and
                Term Loan Agreement.....................................p. 17
        13.1    Annual Report to Stockholders for 1995..................p. 20
        21      Subsidiaries of the Registrant..........................p. 51
        23.1    Independent Auditors' Report on Schedules...............p. 52
        23.2    Consent of Independent Auditors.........................p. 53
        27      Financial Data Schedule.................................p. 54
        99      Proxy Relating to PCI Stock, dated
                September 11, 1992........................................ (2)

        *       Management contract or compensatory plan or arrangement.

        (1) These documents have been previously filed with the Commission by Plastic Containers, Inc.

        (2) These documents have previously been filed with the Commission.

        All other items for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted as they are not required under the related instructions or they are inapplicable.

  (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  CONTINENTAL CAN COMPANY, INC.

  By:  /s/ Abdo Yazgi                             Date:  March 25,1996
  ---------------------------------------------        ---------------
  Abdo Yazgi, Executive Vice President
  (Principal Financial & Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Donald J. Bainton                        Date:  March 25,1996
- -------------------------------------------         -------------
 Donald J. Bainton, Chairman of the Board
 of Directors and Chief Executive Officer
 (Principal Executive Officer)

    /s/ Kenneth Bainton                      Date:  March 25,1996
- -------------------------------------------         -------------
 Kenneth Bainton, Director

    /s/ Robert L.. Bainton                   Date:  March 25,1996
- -------------------------------------------         -------------
 Robert L. Bainton, Director

    /s/ Nils E. Benson                       Date:  March 25,1996
- -------------------------------------------         -------------
 Nils E. Benson, Director

    /s/ Charles DiGiovanna                   Date:  March 25,1996
- -------------------------------------------         -------------
 Charles DiGiovanna, Director

    /s/ Rainer N. Greeven                    Date:  March 25,1996
- -------------------------------------------         -------------
 Rainer N. Greeven, Director

    /s/ Charles H. Marquardt                 Date:  March 25,1996
- -------------------------------------------         -------------
 Charles M. Marquardt, Director

                                             Date:
- -------------------------------------------         -------------
 V. Henry O'Neill, Director

    /s/ John J. Serrell                      Date:  March 25,1996
- -------------------------------------------         -------------
 John J. Serrell, Director

                                             Date:
- -------------------------------------------         -------------
 Robert A. Utting, Director

    /s/ Abdo Yazgi                           Date:  March 25,1996
- -------------------------------------------         -------------
 Abdo Yazgi, Director

    /s/ Cayo Zapata                          Date:  March 25,1996
- -------------------------------------------         -------------
 Cayo Zapata, Director

    /s/ Jose Luis Zapata                     Date:  March 25,1996
- -------------------------------------------         -------------
 Jose Luis Zapata, Director

  Schedule II - Valuation and Qualifying Accounts

  Continental Can Company, Inc. and Subsidiaries
  Years Ended December 31, 1995, 1994 and 1993


(in thousands)
                                    Additions
                               -------------------
                     Balance at  Charged to                         Balance at
                     beginning   costs and             Deductions   end of
                     of period   expenses    Other        (1)       period
                     ----------  ----------  -----       ------     ----------

Year ended
December 31, 1995    $5,316      $1,909      $ -         $1,081         $6,144
                     ======      ======      =====       ======         ======


Year ended
December 31, 1994    $3,522      $2,845      $ -         $1,051         $5,316
                     ======      ======      =====       ======         ======


Year ended
December 31, 1993    $3,622      $  915      $418(2)     $1,433         $3,522
                     ======      ======      =====       ======         ======

  (1) Represents uncollectible accounts written-off.

  (2) Represents $418 from the consolidation of acquired subsidiary in 1993.

  Schedule III - Condensed Financial Information of Registrant

  Continental Can Company, Inc.
  Balance Sheets
  Years Ended December 31, 1995 and 1994




(in thousands)                              1995     1994
                                          --------  -------

ASSETS:
  Cash                                    $   (10)  $    79
  Investments in Subsidiaries at Equity    77,520    72,703
  Other Assets                              1,692     1,326
                                          -------   -------
Total Assets                              $79,202   $74,108
                                          =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current Liabilities (a)                 $ 2,479   $ 2,220
  Long Term Debt (a)                          425     1,192
                                          -------   -------
Total Liabilities                         $ 2,904   $ 3,412

Stockholders' Equity                       76,298    70,696
                                          -------   -------
                                          $79,202   $74,108
                                          =======   =======

  (a) See Note 8, Items (a) and (b) of Notes to Consolidated Financial Statements of Continental Can Company, Inc. and Subsidiaries. At December 31, 1994, current liabilities include $158 of current installments of long term debt.


  Continental Can Company, Inc.
  Statements of Earnings
  Years Ended December 31, 1995, 1994 and 1993


(in thousands)                   1995      1994      1993
                               --------  --------  --------

Management Fees                $ 2,247   $ 1,882   $ 2,157
Selling, General and
 Administrative Expenses         3,817     2,923     3,232
                               -------   -------   -------
                                (1,570)   (1,041)   (1,075)
Equity in Net Income of
 Subsidiaries (b)                2,402     5,803     2,247
                               -------   -------   -------
                                   832     4,762     1,172
Other                             (277)     (290)     (205)
                               -------   -------   -------
                                   555     4,472       967
(Provision for) Recovery of
  Income Taxes                       -       (27)       21
                               -------   -------   -------
Net Income                     $   555   $ 4,445   $   988
                               =======   =======   =======

  (b) Includes for 1995 and 1994 extraordinary charges of $115 and $108, respectively, relating to the extinguishment of debt and in 1994 a charge of $262 relating to the cumulative effect of adopting SFAS No. 112.

  Continental Can Company, Inc.
  Statements of Cash Flows
  Years Ended December 31, 1995, 1994 and 1993


(in thousands)                              1995      1994      1993
                                          --------  --------  --------
Cash Flows from Operating Activities:
  Net Income                              $   555   $ 4,445   $   988

Adjustments to Reconcile Net Income
to Net Cash Used in Operating
 Activities:
  Dividends Received From Affiliates          344       818         -
  Equity in Net Income of Subsidiaries     (2,402)   (5,803)   (2,247)
  Increase/Decrease in Due to Affiliates    1,281      (442)      299
  Other                                        51       387       288
                                          -------   -------   -------
Net Cash Used in  Operating Activities       (171)     (595)     (672)


Cash Flows From Investing Activities:
  Purchase of Minority Interest                 -         -      (213)
  Redemption of investment in                   -         -       500
   Government Securities
  Increase Investment in Subsidiaries           -    (1,225)        -
  Proceeds from Sale of Capital Assets          -       411       527
  Capital Expenditures                          -         -        (6)
                                          -------   -------   -------
  Net Cash Provided By (Used in)                -      (814)      808
   Investing Activities

Cash Flows From Financing Activities:
  Common Stock Issued Upon Conversion of
    Debentures and Warrants                   849       362       184
  Proceeds from (Repayment of)
    Long-Term Financing                      (767)      500       203
                                          -------   -------   -------
Net Cash Provided by Financing                 82       862       387
 Activities

Net Increase (Decrease) in Cash               (89)     (547)      523
Cash at Beginning of Year                      79       626       103
                                          -------   -------   -------
Cash at End of Year                           (10)  $    79   $   626
                                          =======   =======   =======

Cash paid for interest and income
 taxes was as follows:
                                             1995      1994      1993
                                          -------   -------   -------

Interest                                  $    76   $   210   $   232
Income Taxes                              $   105   $     8   $    22

                               EXHIBITS ATTACHED:
                               ------------------



    10.12  Employment Contract with Donald J. Bainton, as amended       Page  16


    10.15  Amendment No. 2 to Revolving Credit and Term Loan Agreement  Page  17


    13.1   1995 Annual Report to Stockholders                           Page  20


    21     Subsidiaries of the Registrant                               Page  51


    23.1   Independent Auditors' Report on Schedules                    Page  52


    23.2   Consent of Independent Auditors                              Page  53


    27     Financial Data Schedule                                      Page  54