Form 10-Q
period 1996-03-31
CONTINENTAL CAN CO INC /DE/
filed 1996-05-09
CIK 103392

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                                   ---------

(MARK ONE)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
 -------  OF THE SECURITIES EXCHANGE ACT OF 1934

          For the period ended      MARCH 31, 1996
                               ------------------------

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


        (516) 822-4940
- ----------------------------------------------
(Registrant's telephone number, including area code)


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


The number of shares outstanding of the registrant's Common Stock ($.25 par value) as of May 6, 1996 is 3,199,668.

FORM 10-Q



                                     PART I

                             FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------



Consolidated Balance Sheets as of March 31, 1996 and 1995 and December 31, 1995



Consolidated Statements of Earnings and Retained Earnings for the Three Months
 Ended March 31, 1996 and 1995



Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1996 and 1995

Notes to Consolidated Financial Statements

                CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 MARCH 31, 1996 AND 1995 AND DECEMBER 31, 1995
                                  (UNAUDITED)

(In thousands)

                                          MARCH 31,   DEC. 31,    MARCH 31,
                                            1996        1995        1995
                                          ---------   --------    ---------
ASSETS:
- ------
Current Assets:
  Cash and cash equivalents               $   2,587   $   8,925   $  13,248
  Investments                                   283         285         290

  Accounts Receivable:
    Trade accounts                          101,430      94,461     109,895
    Other                                    13,573      13,215      18,959
    Less allowance for doubtful accounts     (5,995)     (6,144)     (5,388)
                                          ---------   ---------   ---------

  Accounts receivable, net                  109,008     101,532     123,466

  Inventories                               102,169      91,636     103,129
  Prepaid expenses and other current
   assets                                     5,949       5,275       4,383
                                          ---------   ---------   ---------

          TOTAL CURRENT ASSETS              219,996     207,653     244,516
                                          ---------   ---------   ---------

Property, plant and equipment, at cost:
  Land, building and improvements            51,408      52,090      51,861
  Manufacturing machinery and equipment     267,986     263,331     237,857
  Furniture, fixtures and equipment           9,618       9,591       9,659
  Construction in progress                   23,929      22,476      18,269
                                          ---------   ---------   ---------
                                            352,941     347,488     317,646

  Less accumulated depreciation and
   amortization                             154,275     148,874     129,591
                                          ---------   ---------   ---------

Net property, plant and equipment           198,666     198,614     188,055

Goodwill, net of accumulated                 14,100      14,486      15,040
 amortization
Other assets                                 24,293      24,658      20,391
                                          ---------   ---------   ---------

          TOTAL ASSETS                    $ 457,055   $ 445,411   $ 468,002
                                          =========   =========   =========

See accompanying notes to consolidated financial statements.

             CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (CONTINUED)
              MARCH 31, 1996 AND 1995 AND DECEMBER 31, 1995
                               (UNAUDITED)

(In thousands)

                                          MARCH 31,   DEC. 31,   MARCH 31,
                                             1996       1995       1995
                                          ---------   --------   ---------
LIABILITIES AND STOCKHOLDER'S EQUITY:
- -------------------------------------
Current Liabilities:
  Short term borrowings                    $ 50,846   $ 47,945   $ 33,932
  Accounts payable - trade                   66,706     56,830     74,172
  Accrued liabilities:
    Employee compensation and benefits       19,421     18,238     21,316
    Other accrued expenses                   19,817     17,417     18,789
  Current installments of long term
   debt and obligations under capital
     leases                                  11,406     10,665     14,295
  Income taxes payable                        1,572      1,610      1,512
  Other current liabilities                  11,777      8,753      9,533
                                           --------   --------   --------

          TOTAL CURRENT LIABILITIES         181,545    161,458    173,549

Long term debt, excluding current
 installments                               126,753    130,023    128,334
Obligations under capital leases,
 excluding current installments              12,217     13,115     15,056
Deferred income taxes                         3,763      3,872      4,188
Other                                        29,830     30,365     37,087
                                           --------   --------   --------

          TOTAL LIABILITIES                 354,108    338,833    358,214

Minority interest                            28,431     30,280     32,803

STOCKHOLDERS' EQUITY:
- ---------------------
Capital stock:
  First preferred stock, cumulative $25
   par value.
    Authorized 250,000 shares; no                 -          -          -
     shares issued.
  Second preferred stock, 4%
   non-cumulative,
    $100 par value. Authorized 1,535
     shares;
    no shares issued.                             -          -          -
  Common stock, $.25 par value.
   Authorized 20,000,000
    shares; Outstanding  3,199,668
     shares in 1996,  3,196,368
    shares in Dec., 1995 and 3,165,057
     shares in March, 1995.                     800        799        791
                                           --------   --------   --------
                                                800        799        791

Additional paid-in capital                   43,919     43,868     43,132
Retained earnings                            26,301     26,742     26,624
                                           --------   --------   --------
                                             71,020     71,409     70,547
Cumulative foreign currency translation
 adjustment                                   3,496      4,889      6,438
                                           --------   --------   --------

          TOTAL STOCKHOLDERS' EQUITY         74,516     76,298     76,985
                                           --------   --------   --------

          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY            $457,055   $445,411   $468,002
                                           ========   ========   ========


See accompanying notes to consolidated financial statements.

         CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF EARNINGS
           THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                          (UNAUDITED)

(In thousands, except per share data)

                                              1996       1995
                                              ----       ----
Sales                                      $131,382    $144,460

Cost of sales                               111,439     120,503
                                           --------    --------
  Gross profit                               19,943      23,957

Selling, general and administrative
 expenses                                    16,704      18,250
                                           --------    --------
  OPERATING INCOME                            3,239       5,707

Other income (expense):
  Interest expense, net                      (4,677)     (4,272)
  Foreign currency exchange gain (loss)          67        (316)
  Other - net                                    14         (38)
                                           --------    --------
NET OTHER EXPENSE                            (4,596)     (4,626)

Income (loss) before provision for
 income taxes
  and minority interest                      (1,357)      1,081

Provision (recovery) for income taxes          (137)        603
                                           --------    --------

Income (loss) before minority interest       (1,220)        478

Minority interest                              (779)         41
                                           --------    --------


NET INCOME (LOSS)                          $   (441)   $    437
                                           ========    ========

NET EARNINGS (LOSS) PER COMMON SHARE         $(0.13)      $0.13
                                           ========    ========




See accompanying notes to consolidated financial statements.

        CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
          THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                         (UNAUDITED)

(In thousands)

                                            1996       1995
                                            ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                     $   (441)  $    437

    Depreciation and amortization            8,434      8,577

    Minority interest                         (779)        41

    Other adjustments                       (2,977)    (2,376)
                                          --------   --------

          NET CASH PROVIDED BY               4,237      6,679
           OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                   (11,263)    (9,518)

    Other                                     (675)      (513)
                                          --------   --------

          NET CASH USED IN INVESTING       (11,938)   (10,031)
           ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES:

    Net repayments of long term debt        (2,961)    (2,628)

    Net proceeds from short term             4,422      9,572
     borrowings

    Other                                       52        263
                                          --------   --------

          NET CASH PROVIDED BY               1,513      7,207
           FINANCING ACTIVITIES

Effect of exchange rate changes on cash       (149)       617
                                          --------   --------

Increase (decrease) in cash and cash
 equivalents                                (6,337)     4,472

Cash and cash equivalents at beginning
 of period                                   8,925      8,776
                                          --------   --------

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                   $  2,588   $ 13,248
                                          ========   ========


See accompanying notes to consolidated financial statements.

                 CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

  (1)  Accounting Policies and Other Matters
       (a) Basis of Presentation

           Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report to Stockholders.

       (b) Adjustments

           The results for the interim period reported herein have not been audited, however, in the opinion of management, all adjustments necessary for a fair presentation of the interim period statements have been made.

       (c) Earnings Per Common Share

           Earnings per common share is based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include dilutive stock options (using the treasury stock method) exercisable under the Company's option plans. Weighted average shares outstanding in the first quarter of 1995 and 1994 were 3,288,437 and 3,410,079, respectively.

  (2)  Reclassifications
       Certain 1995 balances have been reclassified to conform to the 1996 presentation.
  (3)  Acquisitions
       During the first quarter of 1996, Ferembal increased its interest in Obalex to 96% by purchasing approximately 10% of the equity of Obalex from outside investors for $788,000 which approximated book value.

  (4)  Inventories
       Inventories consist principally of packaging materials. The components of inventory were as follows: (000's omitted)

                              March 31,    March 31,  December 31,
                                 1996        1995        1995
                              ---------    ---------  ------------
                                       (in thousands)
Finished goods                 $ 50,690   $ 50,162     $42,241
Work in process                  11,743     12,014       7,795
Raw materials and supplies       41,761     44,745      43,625
                               --------   --------     -------
                                104,194    106,921      93,661
LIFO reserve                     (2,025)    (3,792)     (2,025)
                               --------   --------     -------
                               $102,169   $103,129     $91,636
                               ========   ========     =======

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  ----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

       Sales during the first quarter of 1996 decreased 9% to $131,382,000 as compared to $144,460,000 in the first quarter of 1995. Decreased sales in 1996 reflected lower volumes primarily at Plastic Containers, Inc. (PCI) but also at the Company's European packaging operations. Contributing to the decrease were resin price reductions passed-through to customers (approximately $5 million).

       Gross profit decreased 17% in the first quarter of 1996, as compared to the prior year period. Gross profit as a percentage of sales declined to 15.2% in the first quarter of 1996 as compared to 16.6% in the same period of 1995. The decline primarily reflects the lower volumes discussed above.

       Selling, general and administrative expense was reduced to $16.7 million in 1996 compared to $18.3 million in the first quarter of 1995; however, as a percentage of sales such expense increased to 12.7% in 1996 as compared to 12.6% in 1995, because of the lower sales volume. As a result, operating income amounted to $3,239,000 in the first quarter of 1996 as compared to $5,707,000 in the first quarter of 1995. Operating profit as a percentage of sales declined over the same periods to 2.5% from 4.0%.

       Net interest expense increased to $4,677,000 in the first quarter of 1996 as compared to $4,272,000 in the same period of 1995. This increase resulted primarily from higher debt levels in 1996 than 1995. Foreign exchange gains amounteed to $67,000 in the first quarter of 1996, reflecting changes among European currencies. Foreign exchange losses amounted to $316,000 in the first quarter of 1995.

       Recovery of income taxes amounted to $137,000 in the first quarter of 1996 and reflected a higher level of tax benefits for accounting purposes in loss operations than tax expense in the Company's profitable operations. Minority interest during each period reflects the interests of other shareholders in some of the Company's subsidiaries.

       Net loss in the first quarter of 1996 amounted to $441,000 ($.13 per share). Net income in the first quarter of 1995 amounted to $437,000 ($.13 per share).

  FINANCIAL CONDITION
  -------------------

  CAPITAL REQUIREMENTS

       The Company acquired $11.3 million of capital assets during the first quarter of 1996 consisting primarily of packaging equipment. These assets were acquired for cash. Similar types of assets are expected to be acquired for the remainder of 1996. Total capital spending in 1996 is expected to amount to approximately $29 million.

       The Company intends to actively pursue acquisition possibilities in 1996. It is presently the Company's intention to finance any acquisitions by leveraging the assets of the business to be acquired, with existing cash, through bank borrowings or, possibly, through the issuance of stock.

  LIQUIDITY

       The Company's liquidity position declined during the first quarter of 1995. Working capital decreased to approximately $38 million, and the current ratio amounted to 1.21 at March 31, 1996 compared to 1.29 at December 31, 1995.

       During the first quarter of 1996, the Company's operating activities generated $4.2 million of cash primarily as a result of depreciation charges. The Company used $11.9 million in investing activities primarily for the purchase of packaging equipment. The shortfall was covered by cash from financing activities primarily short term borrowings of $4.4 million and by cash on hand which was also used to repay long term debt.

       At March 31, 1996, the Company had an available credit line under a Revolving Credit Agreement of $1.9 million. In addition, the Company's consolidated subsidiaries had available approximately $85 million in short term credit lines and bank overdraft facilities at March 31, 1996. However, the Company's ability to draw upon these lines for other than its subsidiaries' needs is restricted.

       The Company expects that cash from operations and its existing banking facilities will be sufficient to meet its operating needs for the remainder of 1996.

  PART II
                               OTHER INFORMATION


  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
  -----------------------------------------

  (a) Exhibits Required

          (11) Statement re computation of per share earnings
                 See Note 1(c) on                                       Page 7


         (27) Financial data schedule                                   Page 11


                All other items for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted as they are not required under the related instructions or they are inapplicable.


  (b) Reports on Form 8-K

      No reports on Form 8-K have been filed since  December 31, 1995.


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

                                       CONTINENTAL CAN COMPANY, INC.
                                            (REGISTRANT)



                                     By: /s/   Abdo Yazgi
                                         ----------------
                                         Principal Financial Officer
                                         and on behalf of registrant

  DATED:   MAY 7, 1996