Form 10-Q
period 1996-06-30
CONTINENTAL CAN CO INC /DE/
filed 1996-08-13
CIK 103392

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                                   ---------

(MARK ONE)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
 -------  OF THE SECURITIES EXCHANGE ACT OF 1934


           For the period ended      JUNE 30, 1996
                                ----------------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
- -------   OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______ to _______.


          Commission File Number:   1-6690
                                    ------


                         CONTINENTAL CAN COMPANY, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


             DELAWARE                          11-2228114
    --------------------------       ------------------------------------
 (State of Incorporation)       (I.R.S. Employer Identification No.)


 One Aerial Way, Syosset, New York         11791
- ----------------------------------------------------------------
(Address of principal executive offices)  Zip Code


         (516) 822-4940
- ---------------------------------------------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


    X     YES              NO
 -------            ------


The number of shares outstanding of the registrant's Common Stock ($.25 par value) as of August 12, 1996 is 3,201,035.

FORM 10-Q



                                     PART I

                             FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------



Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995 and June 30, 1995.

Consolidated Statements of Earnings and Retained Earnings for the Three Months Ended June 30, 1996 and 1995

Consolidated Statements of Earnings and Retained Earnings for the Six Months Ended June 30, 1996 and 1995


Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1996 and 1995

Notes to Consolidated Financial Statements

                CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 1996 AND 1995 AND DECEMBER 31, 1995
                                  (UNAUDITED)

(In thousands)
                                          JUNE 30,    DEC. 31,    JUNE 30,
                                            1996        1995        1995
                                        -----------------------------------


ASSETS:
- -------

Current Assets:
  Cash and cash equivalents                $  6,800    $  8,925    $  5,799
  Investments                                     -         285           -

  Accounts Receivable:
    Trade accounts                           96,476      94,461     122,354
    Other                                    13,160      13,215      19,103
    Less allowance for doubtful accounts     (5,720)     (6,144)     (5,575)
                                           --------------------------------

  Accounts receivable, net                  103,916     101,532     135,882

  Inventories                               108,487      91,636     109,061
  Prepaid expenses and other current          6,530       5,275       4,359
   assets
                                           --------------------------------

          TOTAL CURRENT ASSETS              225,733     207,653     255,101
                                           --------------------------------

Property, plant and equipment, at cost:
  Land, building and improvements            50,775      52,090      51,809
  Manufacturing machinery and equipment     273,114     263,331     237,843
  Furniture, fixtures and equipment           9,757       9,591       9,718
  Construction in progress                   25,257      22,476      28,178
                                           --------------------------------
                                            358,903     347,488     327,548

  Less accumulated depreciation and         160,041     148,874     136,894
   amortization
                                           --------------------------------

Net property, plant and equipment           198,862     198,614     190,654

Goodwill, net of accumulated                 13,758      14,486      14,845
 amortization
Other assets                                 22,969      24,658      19,460
                                           --------------------------------

          TOTAL ASSETS                     $461,322    $445,411    $480,060
                                           ================================


See accompanying notes to consolidated financial statements.



             CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (CONTINUED)
              JUNE 30, 1996 AND 1995 AND DECEMBER 31, 1995
                               (UNAUDITED)

(In thousands)
                                          JUNE 30,   DEC. 31,   JUNE 30,
                                            1996       1995       1995
                                        ---------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
- ------------------------------------
Current Liabilities:
  Short term borrowings                    $ 60,715   $ 47,945   $ 44,919
  Accounts payable - trade                   62,294     56,830     74,017
  Accrued liabilities:
    Employee compensation and benefits       19,585     18,238     18,599
    Other accrued expenses                   19,121     17,417     22,318
  Current installments of long term
   debt and
    obligations under capital leases         26,367     10,665     13,993
  Income taxes payable                        1,778      1,610      1,860
  Other current liabilities                   9,843      8,753      9,411
                                            -----------------------------
          TOTAL CURRENT LIABILITIES         199,703    161,458    185,117

Long term debt, excluding current           112,475    130,023    125,882
 installments
Obligations under capital leases,
 excluding
  current installments                       15,657     13,115     13,974
Deferred income taxes                         3,705      3,872      4,240
Other                                        29,236     30,365     39,287
                                            -----------------------------
          TOTAL LIABILITIES                 360,776    338,833    368,500

Minority interest                            27,315     30,280     32,868

STOCKHOLDERS' EQUITY:
- --------------------
Capital stock:
  First preferred stock, cumulative $25
   par value.
    Authorized 250,000 shares; no                 -          -          -
     shares issued.
  Second preferred stock, 4%
   non-cumulative,
    $100 par value. Authorized 1,535
     shares;
    no shares issued.                             -          -          -
  Common stock, $.25 par value.
   Authorized 20,000,000
    shares; Outstanding  3,196,368
     shares in 1996 and
    Dec., 1995 and 3,165,057 shares in          800        799        791
     June, 1995.
                                            -----------------------------
                                                800        799        791

Additional paid-in capital                   43,945     43,868     43,132
Retained earnings                            26,482     26,742     28,556
                                            -----------------------------
                                             71,227     71,409     72,479
Cumulative foreign currency translation       2,004      4,889      6,213
 adjustment
                                            -----------------------------
          TOTAL STOCKHOLDERS' EQUITY         73,231     76,298     78,692
                                            -----------------------------

          TOTAL LIABILITIES AND            $461,322   $445,411   $480,060
           STOCKHOLDERS' EQUITY
                                           ==============================


See accompanying notes to consolidated financial statements.


                CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                   THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

(In thousands, except per share data)
                                               1996        1995
                                          ---------------------

Sales                                      $141,263    $160,952

Cost of sales                               118,044     135,636
                                          ---------------------

  Gross profit                               23,219      25,316

Selling, general and administrative          18,157      16,724
 expenses
                                          ---------------------

  OPERATING INCOME                            5,062       8,592

Other income (expense):
  Interest expense, net                      (5,144)     (5,150)
  Foreign currency exchange gain                155          31
  Other - net                                    19          38

NET OTHER EXPENSE                            (4,970)     (5,081)

Income before provision for income taxes
  and minority interest                          92       3,511

Provision for income taxes                      232       1,153
                                          ---------------------

Income (loss) before minority interest         (140)      2,358

Minority interest                              (321)        426
                                          ---------------------


NET INCOME                                 $    181    $  1,932
                                          =====================


NET EARNINGS PER COMMON SHARE                 $0.06       $0.58
                                          =====================


See accompanying notes to consolidated financial statements.


                CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

(In thousands, except per share data)

                                             1996        1995
                                          ---------------------
Sales                                      $272,645    $305,412

Cost of sales                               229,483     256,389
                                          ---------------------

  Gross profit                               43,162      49,023

Selling, general and administrative          34,861      34,724
 expenses
                                          ---------------------

  OPERATING INCOME                            8,301      14,299

Other income (expense):
  Interest expense, net                      (9,821)     (9,422)
  Foreign currency exchange gain (loss)         222        (285)
  Other - net                                    33           -
                                          ---------------------

NET OTHER EXPENSE                            (9,566)     (9,707)
                                          ---------------------

Income (loss) before provision for
 income taxes
  and minority interest                      (1,265)      4,592

Provision for income taxes                       95       1,756
                                          ---------------------

Income (loss) before minority interest       (1,360)      2,836

Minority interest                            (1,100)        467
                                          ---------------------


NET INCOME (LOSS)                          $   (260)   $  2,369
                                          =====================


NET EARNINGS (LOSS) PER COMMON SHARE         $(0.08)      $0.71
                                          =====================



See accompanying notes to consolidated financial statements.


                CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

(In thousands)

                                            1996       1995
                                          -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                     $   (260)  $  2,369

    Depreciation and amortization           17,226     17,451

    Minority interest                       (1,100)       467

    Other adjustments                      (14,827)   (17,188)
                                          -------------------

          NET CASH PROVIDED BY               1,039      3,099
           OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                   (20,510)   (20,075)

    Other                                     (273)      (372)
                                          -------------------

          NET CASH USED IN INVESTING       (20,783)   (20,447)
           ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES:

    Net proceeds from (repayments of)        3,165     (6,436)
     long term debt

    Net proceeds from short term            14,492     20,113
     borrowings

    Other                                       78        263
                                          -------------------

          NET CASH PROVIDED BY              17,735     13,940
           FINANCING ACTIVITIES

Effect of exchange rate changes on cash       (116)       431
                                          -------------------

Decrease in cash and cash equivalents       (2,125)    (2,977)

Cash and cash equivalents at beginning       8,925      8,776
 of period
                                          -------------------

CASH AND CASH EQUIVALENTS AT END OF       $  6,800   $  5,799
 PERIOD
                                          ===================

See accompanying notes to consolidated financial statements.

                CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996


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

           (c) Earnings Per Common Share

           Earnings per common share is based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include dilutive stock options (using the treasury stock method) exercisable under the Company's option plans. Weighted average shares outstanding in the second quarter of 1996 and 1995, were 3,283,646 and 3,350,726, respectively and for the first six months of 1996 and 1995 were 3,284,837 and 3,339,292, respectively.

  (2)   Inventories

      Inventories consist principally of packaging materials. The components of inventory were as follows: (000's omitted)


                            June 30,   December 31,   June 30,
                              1996         1995         1995
                          ------------------------------------
In thousands
Finished goods              $ 54,620        $42,241   $ 54,164
Work in process               11,646          7,795     11,212
Raw materials & supplies      44,246         43,625     46,657
                          ------------------------------------
                            $110,512        $93,661   $112,033
LIFO reserve                  (2,025)        (2,025)    (2,972)
                          ------------------------------------
                            $108,487        $91,636   $109,061
                          ====================================

  (4) Plant Rationalization and Realignment

     During the second quarter of 1996, the Company's subsidiary, PCI, recorded a charge of $1,100,000 in connection with a plan to consolidate certain manufacturing operations. The charge is included in selling, general and administration expense and reflects primarily severance costs from workforce reductions, write-down of excess equipment and employee relocation costs. As of June 30, 1996, no amounts have yet been paid in connection with the plan which is expected to be completed in the first quarter of 1997.


  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  ----------------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------

       Sales during the second quarter of 1996 decreased 12% to $141,263,000, as compared to $160,952,000 in the second quarter of 1995. Sales in the first six months of 1996 decreased 11% to $272,645,000 from $305,412,000 in the same prior year period. Lower 1996 sales resulted from reduced volumes, a change in product mix, the effect of foreign currency translation rate differences which reduced reported sales by the Company's European operations by approximately $3 million in the first six months of 1996 and $4.4 million in the second quarter of 1996, and resin price decrease pass-throughs which reduced sales by $11.4 million in the first six months of 1996 and $6.4 million in the second quarter of 1996, all as compared to the same prior year periods.

       Gross profit was lower in each period of 1996 than the same prior year period and gross profit as a percentage of sales declined to 15.8% from 16.1% in the first six months of 1996, compared to 1995. Gross profit as a percentage of sales increased to 16.4% in the second quarter of 1996, from 15.7% in the second quarter of 1995 These changes reflect resin pass-throughs at PCI which affect both sales and costs resulting in fluctuating percentage margins and competitive pressure at Ferembal and in the European flexible film business.

       Selling, general and administrative expense as a percentage of sales increased to 12.8% in the first six months of 1996 from 11.4% in the same prior year period. Selling, general and administrative expense as a percentage of sales increased to 12.9% in the second quarter of 1996 from 10.4% in the second quarter of 1995. These increases reflect the fixed nature
  of many of these expenses in relation to increased sales.   In addition, in
  the second quarter of 1996, a $1.1 million charge for plant rationalization at PCI is included in selling, general and administrative expense. Because of these various factors, operating income amounted to $5,062,000 and $8,301,000 in the second quarter and first six months of 1996, respectively, as compared to $8,592,000 and $14,299,000 in the respective periods of 1995.

       Net interest expense was approximately equal in the second quarters of 1996 and 1995. Net interest expense increased to $9,821,000 in the first six months of 1996 as compared to $9,422,000 in the same period of 1995. This increase resulted from higher debt levels in 1996 than 1995.

       Provision for income taxes amounted to $232,000 and $95,000 in the second quarter and first six months of 1996, respectively, as compared to $1,153,000 and $1,756,000 in the second quarter and first six months of 1995, reflecting offsetting levels of tax benefits for accounting purposes in loss operations and tax expense in the Company's profitable operations. Minority interest during each period reflects the interests of other shareholders in some of the Company's subsidiaries.

       Net income amounted to $181,000 ($.06 per share) in the second quarter of 1996 and net loss amounted to $260,000 ($.08 per share) in the first six months of 1996. Net income amounted to $1,932,000 ($.58 per share)in the second quarter of 1995. Net income in the first six months of 1995 amounted to $2,369.000 ($.71 per share).

  FINANCIAL CONDITION
  -------------------

  CAPITAL REQUIREMENTS

       The Company acquired $9.2 million and $20.5 million of capital assets during the second quarter and first six months of 1996, respectively, consisting primarily of packaging equipment. These assets were acquired for cash. Similar types of assets are expected to be acquired for the remainder of 1996 and total annual capital expenditures are expected to amount to approximately $29 million.

  LIQUIDITY

       The Company's liquidity position declined slightly during the first six months of 1996. Working capital decreased to approximately $26 million, and the current ratio amounted to 1.13 at June 30, 1996 compared to 1.29 at December 31, 1995.

        For the six months ended June 30, 1996, net cash provided by operating activities amounted to $1 million. Operating activities also funded a large increase in inventories. The Company's working capital requirements increase in the second and third quarters of each year primarily as a result of the seasonality of Ferembal's business which peaks at these periods because of the harvest of vegetable crops for canning. Net cash used in investing activities, primarily capital expenditures, amounted to $20.8 million during the first six months of 1996. The cash required for the Company's investing activities for this period in excess of that provided by operations was financed with short term borrowings. The Company expects that, as Ferembal collects receivables and reduces its seasonally high inventories relating to vegetable canning, these short term borrowings will be repaid.

       At June 30, 1996, the Company had an available credit line under a Revolving Credit Agreement of $1.9 million. In addition, the Company's consolidated subsidiaries had available approximately $54 million in credit lines and bank overdraft facilities at June 30, 1996. However, the Company's ability to draw upon these lines for other than its subsidiaries' needs is restricted.

       The Company expects that cash from operations and its existing banking facilities will be sufficient to meet its operating needs for the remainder of 1996. Pursuant to the terms of an agreement entered into in 1992, Merrywood, Inc., the 50% owner of PCI, has elected to sell its interest in PCI to the Company for cash in the approximate amount of $44 million. The 1992 agreement provides for a closing of the sale in early December (120 days after notice of Merrywood's election). The Company's cash reserves and its existing unrestricted banking facilities will not provide sufficient funds to make the required payment to Merrywood. Although the Company has obtained preliminary proposals to finance the purchase of Merrywood's 50% interest, such financing has not yet been arranged.

                                    PART II
                               OTHER INFORMATION


  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ------------------------------------------------------------

  At the annual meeting of stockholders on May 15, 1996, of the 2,657,689 shares represented at the meeting, 2,622,099 votes were cast in favor of the election as directors of each of Messrs. D. Bainton, K. Bainton, R. Bainton, Benson, DiGiovanna, Greeven, Marquardt, O'Neill, Serrell, Utting, Yazgi, C. Zapata and J.L. Zapata. Votes withheld were 35,590 for each person.


  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
  -----------------------------------------


(a)  Exhibits Required

(11) Statement re computation of per share earnings See Note 1(c) on......Page 8

(10) Employment Agreement with Donald J. Bainton as Amended May 15, 1996 Page 12

(27) Financial Data Schedule............................................Page 13

     All other items for which provision is made in the applicable regulations of the Securities and Exchange omission have been omitted as they are not required under the related instructions or they are inapplicable.

(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter ended June 30, 1996.


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



  DATED:   AUGUST 12, 1996