Form 10-Q
period 1996-09-30
CONTINENTAL CAN CO INC /DE/
filed 1996-11-14
CIK 103392

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                                   ---------

(MARK ONE)

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 -------
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the period ended      SEPTEMBER 30, 1996
                               ----------------------------

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


                (516) 822-4940
 ----------------------------------------------
(Registrant's telephone number, including area code)
----------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


    X     YES     _______  NO
 -------


The number of shares outstanding of the registrant's Common Stock ($.25 par value) as of November 8, 1996 is 3,201,035.

FORM 10-Q



                                     PART I

                             FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS
-----------------------------




Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995 and September 30, 1995.



Consolidated Statements of Earnings for the Three Months Ended September 30, 1996 and 1995



Consolidated Statements of Earnings for the Nine Months Ended September 30, 1996 and 1995



Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1996 and 1995



Notes to Consolidated Financial Statements

                CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               SEPTEMBER 30, 1996 AND 1995 AND DECEMBER 31, 1995
                                  (UNAUDITED)

                                (In thousands)

                                         SEPTEMBER 30,   DEC. 31,    SEPTEMBER 30,
                                             1996         1995            1995
                                        --------------  ---------  --------------


ASSETS:
-------

Current Assets:
  Cash and cash equivalents                  $  2,748    $  8,925        $ 13,208
  Investments                                       -         285               -

  Accounts Receivable:
    Trade accounts                            112,345      94,461         130,678
    Other                                      11,984      13,215          15,258
    Less allowance for doubtful accounts       (5,502)     (6,144)         (5,815)
                                        ---------------  -----------  -----------

  Accounts receivable, net                    118,827     101,532         140,121

  Inventories                                  94,761      91,636          97,865
  Prepaid expenses and other current            5,184       5,275           4,615
   assets
                                        ---------------  -----------  -----------

          TOTAL CURRENT ASSETS                221,520     207,653         255,809
                                        ---------------  -----------  -----------

Property, plant and equipment, at cost:
  Land, building and improvements              51,251      52,090          51,507
  Manufacturing machinery and equipment       270,742     263,331         235,302
  Furniture, fixtures and equipment             9,865       9,591           9,652
  Construction in progress                     31,286      22,476          37,898
                                        ---------------  -----------  -----------
                                              363,144     347,488         334,359

  Less accumulated depreciation and           167,516     148,874         141,583
   amortization
                                        ---------------  -----------  -----------

Net property, plant and equipment             195,628     198,614         192,776

Goodwill, net of accumulated                   13,635      14,486          14,556
 amortization
Other assets                                   24,603      24,658          18,691
                                        ---------------  -----------  -----------

          TOTAL ASSETS                       $455,386    $445,411        $481,832
                                        ===============  ===========  ===========


See accompanying notes to consolidated financial statements.

                CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
               SEPTEMBER 30, 1996 AND 1995 AND DECEMBER 31, 1995
                                  (UNAUDITED)


(In thousands)

                                          SEPTEMBER 30,    DEC. 31,   SEPTEMBER 30,
                                              1996          1995          1995
                                        ---------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------
Current Liabilities:
  Short term borrowings                      $ 53,134   $ 47,945       $ 41,684
  Accounts payable - trade                     54,171     56,830         83,412
  Accrued liabilities:
    Employee compensation and benefits         19,999     18,238         21,413
    Other accrued expenses                     25,941     17,417         23,567
  Current installments of long term
   debt and
    obligations under capital leases           24,705     10,665         11,133
  Income taxes payable                          3,086      1,610          1,448
  Other current liabilities                     9,277      8,753          9,814
                                        ---------------  ----------  ----------

          TOTAL CURRENT LIABILITIES           190,313    161,458        192,471

Long term debt, excluding current             112,434    130,023        122,778
 installments
Obligations under capital leases,
 excluding current installments                15,304     13,115         14,012
Deferred income taxes                           3,657      3,872          3,763
Other                                          28,976     30,365         42,756
                                        ---------------  ----------  ----------

          TOTAL LIABILITIES                   350,684    338,833        375,780

Minority interest                              28,488     30,280         29,899

STOCKHOLDERS' EQUITY:
---------------------
Capital stock:
  First preferred stock, cumulative $25
   par value.
    Authorized 250,000 shares; no                   -          -              -
     shares issued.
  Second preferred stock, 4%
   non-cumulative,
    $100 par value. Authorized 1,535
     shares;
    no shares issued.                               -          -              -
  Common stock, $.25 par value.
   Authorized 20,000,000
    shares; Outstanding  3,201,035
     shares in 1996,  3,196,368
    shares in Dec., 1995 and 3,196,368            800        799            799
     shares in September, 1995.
                                        ---------------  -----------  ---------
                                                  800        799            799

Additional paid-in capital                     43,945     43,868         43,867
Retained earnings                              29,124     26,742         26,340
                                        ---------------  -----------  ---------
                                               73,869     71,409         71,006
Cumulative foreign currency translation         2,345      4,889          5,147
 adjustment
                                        ---------------  -----------  ---------

          TOTAL STOCKHOLDERS' EQUITY           76,214     76,298         76,153
                                        ---------------  -----------  ---------

          TOTAL LIABILITIES AND              $455,386   $445,411       $481,832
           STOCKHOLDERS' EQUITY
                                        ==============  ============  =========


See accompanying notes to consolidated financial statements.

         CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF EARNINGS
         THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                          (UNAUDITED)

(In thousands, except per share data)
                                               1996        1995
                                          ---------------------

Sales                                      $170,882    $171,024
Cost of sales                               141,118     143,384
                                          ---------------------
  Gross profit                               29,764      27,640
Restructuring charges                           400       5,003
Selling, general and administrative          18,914      19,908
 expenses
                                          ---------------------
  OPERATING INCOME                           10,450       2,729

Other income (expense):
  Interest expense, net                      (5,005)     (5,435)
  Foreign currency exchange (loss) gain         (69)        109
  Other - net                                  (123)        (44)
                                          ---------------------
NET OTHER EXPENSE                            (5,197)     (5,370)

Income (loss) before provision for
 income taxes
  and minority interest                       5,253      (2,641)
Provision for income taxes                    1,523         479
                                          ---------------------

Income (loss) before minority interest        3,730      (3,120)

Minority interest                             1,088      (1,248)
                                          ---------------------


NET INCOME (LOSS)                          $  2,642    $ (1,872)
                                          =====================

NET EARNINGS (LOSS) PER COMMON SHARE          $0.80      $(0.56)
                                          =====================


See accompanying notes to consolidated financial statements.

         CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF EARNINGS
         NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                          (UNAUDITED)

(In thousands, except per share data)
                                               1996        1995
                                          ---------------------

Sales                                      $443,527    $476,436
Cost of sales                               370,601     399,773
                                          ---------------------
  Gross profit                               72,926      76,663
Restructuring charges                         1,500       5,003
Selling, general and administrative          52,675      54,632
 expenses
                                          ---------------------
  OPERATING INCOME                           18,751      17,028

Other income (expense):
  Interest expense, net                     (14,826)    (14,857)
  Foreign currency exchange gain (loss)         153        (176)
  Other - net                                   (90)        (44)
                                          ---------------------
NET OTHER EXPENSE                           (14,763)    (15,077)

Income before provision for income taxes
  and minority interest                       3,988       1,951
PROVISION FOR INCOME TAXES                    1,618       2,235
                                          ---------------------

Income (loss) before minority interest        2,370        (284)

Minority interest                               (12)       (781)
                                          ---------------------


NET INCOME                                 $  2,382    $    497
                                          =====================

NET EARNINGS PER COMMON SHARE                 $0.72       $0.15
                                          =====================


See accompanying notes to consolidated financial statements.

        CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
        NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                         (UNAUDITED)

(In thousands)

                                            1996       1995
                                          -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                            $  2,382   $    497

    Depreciation and amortization           26,322     25,015

    Minority interest                          (12)      (781)

    Other adjustments                      (17,496)     2,961
                                          -------------------

          NET CASH PROVIDED BY              11,196     27,692
           OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                   (25,815)   (29,779)

    Other                                     (219)    (1,017)
                                          -------------------

          NET CASH USED IN INVESTING       (26,034)   (30,796)
           ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES:

    Net proceeds from (repayments of)        1,148    (11,296)
     long term debt

    Net proceeds from short term             6,954     17,827
     borrowings

    Other                                       78        959
                                          -------------------

          NET CASH PROVIDED BY               8,180      7,490
           FINANCING ACTIVITIES

Effect of exchange rate changes on cash        481         46
                                          -------------------

Increase (decrease) in cash and cash        (6,177)     4,432
 equivalents

Cash and cash equivalents at beginning       8,925      8,776
 of period
                                          -------------------

CASH AND CASH EQUIVALENTS AT END OF       $  2,748   $ 13,208
 PERIOD
                                          ===================


See accompanying notes to consolidated financial statements.

                 CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


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

     (c) Earnings Per Common Share

         Earnings per common share is based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include dilutive stock options (using the treasury stock method) exercisable under the Company's option plans. Weighted average shares outstanding in the third quarter of 1996 and 1995 were 3,285,967 and 3,330,653, respectively, and for the first nine months of 1996 and 1995 were 3,289,370 and 3,342,489, respectively.

(2)   Inventories
      Inventories consist principally of packaging materials. The components of inventory were as follows: (000's omitted)


                   September 30,   December 31,   September 30,
                        1996           1995            1995
                 ---------------   ------------   -------------

Finished goods           $44,851        $42,241        $ 46,780
Work in process           10,066          7,795          11,109
Raw materials             41,869         43,625          43,178
                 ---------------   ------------   -------------
                         $96,786        $93,661        $101,067
LIFO reserve              (2,025)        (2,025)         (3,202)
                         -------        --------       --------
                         $94,761        $91,636        $ 97,865
                                        =======        ========
                 ===============   =============   ============


(3)   Restructuring Charges

   The Company's subsidiary, PCI, recorded charges of $1,100,000 and $400,000 in the second and third quarters of 1996, respectively, in connection with a plan to consolidate certain manufacturing operations, reduce operating costs and better position itself to achieve its corporate objectives. The charges reflect, primarily, severance costs from workforce reductions. The Company expects to incur additional charges in the fourth quarter resulting from the write-down of excess equipment, employee relocation costs, and other incremental cost of transferring production from closing to continuing plants. Although these costs cannot be reasonably estimated at this time, depending on the actions ultimately taken, the additional charges could exceed $3,500,000.

As of September 30, 1996, approximately $700,000 has been paid in connection with the plan. The plan is expected to be completed by the end of the first quarter of 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Sales during the third quarter of 1996 amounted to $170,882,000 as compared to $171,024,000 in the third quarter of 1995. Sales in the first nine months of 1996 decreased to $443,527,000 from $476,436,000 in the same prior year period. Approximately equal sales in the third quarter of 1996 as compared to 1995 reflected offsetting amounts from volume increases ($5.4 million) and reductions in foreign currency translation rate differences ($3.3 million) and resin price decrease pass-throughs ($2.1 million). Lower sales for the first nine months of 1996 resulted from volume decreases primarily at the Company's European operations ($13 million), foreign currency translation rate differences ($6 million), and resin price decrease pass-throughs ($14 million).

     Gross profit was higher in the third quarter of 1996 than the same prior year period but lower in the first nine months of 1996 than 1995. Gross profit as a percentage of sales increased by approximately 1.2% in the third quarter and by 0.3% in the first nine months of 1996 from the same periods of 1995.
This increase primarily resulted from cost reduction efforts at Ferembal, and improved manufacturing efficiencies and the effect of resin price decrease pass-throughs at PCI.

     Results for the third quarter and first nine months of 1996 included a $400,000 and $1.5 million restructuring charge, respectively, for plant rationalization and realignment at PCI. These amounts reflect severance costs for employees at two plants which will be closed. The remaining business from those facilities, which had not previously been relocated as a result of changes in customers' filling locations, will be consolidated in PCI's other facilities. Additional charges relating to the plant closings are expected to be taken in the fourth quarter of 1996. The amount is presently being determined but the total charges are expected to exceed $5 million. Results for the third quarter and first nine months of 1995 included a $5 million restructuring charge for severance and termination benefits at Ferembal, the Company's European can manufacturing subsidiary, to help position Ferembal as a low cost producer.

     Selling, general and administrative expense was lower in each period of 1996 than 1995. Selling, general and administrative expense as a percentage of sales increased by approximately 0.4% in the first nine months of 1996 versus the same prior year period. Selling, general and administrative expense as a percentage of sales in the third quarter of 1996 was approximately 0.5% lower than in 1995. The change in selling, general and administrative expense as a percentage of sales primarily reflects both the reduction in costs and volume. Because of these various factors, operating income amounted to $10,450,000 and $18,751,000 in the third quarter and first nine months of 1996, respectively, as compared to $2,729,000 and $17,028,000 in the same periods of 1995.

     Net interest expense decreased to $5,005,000 in the third quarter of 1996 from $5,435,000 in the third quarter of 1995. Net interest expense was approximately equal in the first nine months of 1996 and 1995.

     Provision for income taxes amounted to $1,523,000 and $1,618,000 in the third quarter and first nine months of 1996, respectively, as compared to $479,000 and $2,235,000 in the third quarter and first nine months of 1995, reflecting offsetting amounts of tax benefits for accounting purposes in loss operations and tax expense in the Company's profitable operations. Minority interest during each period reflects the interests of other shareholders in some of the Company's subsidiaries.

     Net income amounted to $2,642,000 ($.80 per share) in the third quarter and $2,382,000 ($0.72 per share) in the first nine months of 1996. Net loss amounted to $1,872,000 ($0.56 per share) in the third quarter of 1995. Net income in the first nine months of 1995 amounted to $497,000 ($0.15 per share).

FINANCIAL CONDITION

CAPITAL REQUIREMENTS

     The Company acquired $5,305,000 and $25,815,000 of capital assets during the third quarter and first nine months of 1996, respectively, consisting primarily of packaging equipment. These assets were acquired for cash. Similar types of assets are expected to be acquired for the remainder of the year and total capital expenditures are expected to amount to approximately $30 million in 1996.

Continental Can has reached agreement with Merrywood, Inc. to purchase an additional 34% of PCI, for $30 million. In addition, Merrywood will receive warrants to purchase 150,000 shares of Continental Can stock at approximately $20.00 per share. Continental Can has an obligation to purchase the remaining 16% of PCI owned by Merrywood by December 31, 2000 (or earlier at its discretion) at a price of $15.4 million plus interest. In addition, previous agreements with Merrywood will be cancelled. The Company will obtain the funds necessary to purchase the Merrywood interest through a loan from PCI. In turn PCI expects to enter into a $45 million sale and leaseback of some of its facilities and to refinance its outstanding senior secured notes. In this connection, PCI has tendered for its existing senior notes subject to the completion of a new senior note offering. Upon completion of the tender, PCI will incur an extraordinary charge for debt extinguishment and the write-off of unamortized fees which will amount to approximately $7 million. The Company expects all of these financing transactions to be completed in 1996.

LIQUIDITY

     The Company's liquidity position declined slightly during the first nine months of 1996. Working capital amounted to approximately $31.2 million, and the current ratio amounted to 1.16 at September 30, 1996 compared to 1.29 at December 31, 1995.

     For the nine months ended September 30, 1996, net cash provided by operating activities amounted to $11,196,000. The increase in the Company's accounts receivable and inventory in the third quarter of each year is primarily a result of the seasonality of Ferembal's business which peaks at this period because of the harvest of vegetable crops for canning. Net cash used in investing activities, primarily capital expenditures, amounted to $26,034,000 during the first nine months of 1996. In the same period, the Company increased short term borrowings by approximately $7 million and funded the remainder of its needs with existing cash. The Company expects that, as Ferembal collects receivables and reduces its seasonally high inventories relating to vegetable canning, these short term borrowings will be repaid or refinanced.

     At September 30, 1996, the Company's consolidated subsidiaries had available approximately $36 million in credit lines and bank overdraft facilities. However, the Company's ability to draw upon these lines for other than its subsidiaries' needs is restricted.

     The Company expects that cash from operations and its existing banking facilities will be sufficient to meet its operating needs for the remainder of 1996. On a long term basis the Company believes that existing funds, cash generated by operations, its existing banking facilities and the completion of the previously described financing transactions will be sufficient to meet its cash needs.

                                    PART II

                               OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits Required

  (10)    Stock Purchase Agreement dated October 22, 1996.....   Page  12

  (11)    Statement re computation of per share earnings
          See Note 1(c) on....................................   Page   8

  (27)    Financial Data Schedule.............................   Page  20


  All other items for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted as they are not required under the related instructions or they are inapplicable.


(b)  Reports on Form 8-K

     No Reports on Form 8-K were filed in the quarter ended September 30, 1996.


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



                                     CONTINENTAL CAN COMPANY, INC.
                                         (REGISTRANT)



                                  By: /s/ Abdo Yazgi
                                      ---------------------------
                                      Abdo Yazgi
                                      Principal Financial Officer
                                      and on behalf of registrant



DATED:   NOVEMBER 8, 1996

                           STOCK PURCHASE AGREEMENT
                                 BY AND AMONG
                        CONTINENTAL CAN COMPANY, INC.,
                           PLASTIC CONTAINERS, INC.,
                             MERRYWOOD, INC., AND
                                 PLAZA LIMITED
                         DATED AS OF OCTOBER 22, 1996
                           STOCK PURCHASE AGREEMENT
                           ------------------------

     THIS STOCK PURCHASE AGREEMENT (the "Agreement") is entered into as of
                                         ---------
October 22, 1996, by and among PLASTIC CONTAINERS, INC., a Delaware corporation ("PCI"), CONTINENTAL CAN COMPANY, INC., a Delaware corporation ("Continental"),
  ---                                                            -----------
MERRYWOOD, INC., a Delaware corporation ("Merrywood"), and PLAZA LIMITED, a
                                          ---------
British Virgin Island corporation ("Plaza").
                                    -----

                                 RECITALS
                                 --------

     A. PCI has outstanding an aggregate of 100 shares of common stock, par value $1.00 per share ("PCI Common Stock"), of which 50 shares are owned by
                        ----------------
Continental and 50 shares are owned by Merrywood.

     B. PCI, Continental and Merrywood are parties to the Shareholders Agreement, dated as of October 19, 1991 (the "Original Shareholders Agreement"),
                                              -------------------------------
and, together with Plaza, are parties to the Agreement Among PCI Shareholders, dated as of September 10, 1992, as amended by Addendum No. 1, dated as of November 15, 1995, (the "Agreement Among PCI Shareholders").
                         --------------------------------

     C. Pursuant to the provisions of Section 2.1 of the Agreement Among PCI Shareholders, Merrywood delivered to Continental a notice dated July 31, 1996 (the "Merrywood Put Notice"), pursuant to which Merrywood exercised its right to require Continental to purchase Merrywood's 50 shares of PCI Common Stock on December 2, 1996 at a price anticipated to be approximately $45,424,838.00.

     D. Merrywood and Continental desire to enter into this Agreement to confirm their agreement that in lieu of purchasing all of Merrywood's 50 shares of PCI Common Stock on December 2, 1996, Continental will (i) purchase from Merrywood 34 shares of PCI Common Stock on or before January 31, 1997, and (ii) will purchase Merrywood's remaining 16 shares of PCI Common Stock on or before December 31, 2000, in each case, at the price and on the terms and conditions set forth herein.

     NOW, THEREFORE, in consideration of the mutual covenants and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

                                  ARTICLE I
                        PURCHASE AND SALE OF PCI SHARES
                        -------------------------------

     Section 1.1.  Purchase and Sale of PCI Shares.  Subject to the terms and
                   -------------------------------
conditions of this Agreement, at the Initial Closing (as defined in Section 2.1) Merrywood shall sell to Continental, and Continental shall purchase from Merrywood, 34 shares of PCI Common Stock (the "Initial PCI Shares"), and at the
                                               ------------------
Final Closing (as defined in Section 2.2) Merrywood shall sell to Continental, and Continental shall purchase from Merrywood, all remaining shares of PCI Common Stock (the "Remaining PCI Shares") owned then by it, (to the extent not
                   --------------------
previously purchased by Continental at one or more Intermediate Closings (as defined in Section 2.3)).

                                  ARTICLE II
                             CLOSINGS AND PAYMENT
                             --------------------

     Section 2.1.  Initial Closing: Purchase Price: and Documents to be
                   ----------------------------------------------------
Delivered.  (a) The initial closing of the sale by Merrywood of 34 shares of PCI
---------
Common Stock owned by it shall be held at the offices of Loeb, Block, Wacksman & Selzer, LLP, 505 Park Avenue, New York, New York, at 10:00 a.m. on February 7, 1997, or on such earlier date and at such other place as the parties hereto shall mutually agree (the "Initial Closing," and such date the "Initial Closing
                           ---------------                      ---------------
Date").  Continental agrees that if PCI's High-Yield Bond Offering (as defined
----
in Section 2.2 hereof) is consummated prior to February 7, 1997, the Initial Closing shall be held within two business days thereafter. The total purchase price for the Initial Shares to be paid at the

Initial Closing shall be $30,000,000, (the "Initial PCI Shares Purchase Price").
                                            ---------------------------------
     (b) At the Initial Closing, Merrywood shall deliver to Continental:
         (i) One or more certificates representing the Initial PCI Shares;
        (ii) stock powers endorsed in blank and executed by the President or any Vice President of Merrywood;
       (iii) resignations of Charles Marquardt and Cayo Zapata as directors of PCI and of Jose-Luis Zapata as President of PCI; and
        (iv) resignations of Charles Marquardt and Cayo Zapata as directors of Continental and of Patricio Zapata as an Advisory Director of Continental.
     (c) At the Initial Closing, Continental shall deliver to Merrywood and
Plaza:
         (i) a check payable to Merrywood, issued or certified by a New York Clearing House Bank, in the amount of the Initial PCI Shares Purchase Price (or if Merrywood shall have so requested, such payment shall be made by wire transfer of such funds to an account maintained by Merrywood at a United States banking institution which is a member of the Federal Reserve System);

        (ii) a check payable to Plaza in reimbursement of Merrywood's legal expenses, as provided in Section 6.3 hereof;

       (iii) a Warrant issued to Plaza to purchase, at any time prior to January 1, 2001, up to 150,000 shares of Continental common stock, $.25 par value per share, at a price equal to the lower of (x) $20.00 per share or (y) the per share book value of Continental common stock as of December 31, 1996, which warrant shall include registration rights (similar to those set forth in section 3.3 hereof) with respect to shares of Continental common stock issuable on such warrant's exercise, such Warrant to be in the form attached as Exhibit A hereto; a nd

        (iv) Merrywood, as security for the performance by Continental of its obligations under this Agreement, a security interest in all of the shares of PCI Common Stock owned by Continental (including the 34 shares of PCI Common Stock purchased at the Initial Closing), such Stock Pledge Agreement to be in the form attached as Exhibit B hereto.
     (d) At the Initial Closing, Continental shall deliver to Loeb, Block, Wacksman & Selzer, LLP one or more certificates representing the 84 shares of PCI Common Stock pledged pursuant to the Stock Pledge Agreement, together with stock powers endorsed in blank and executed by the President or any Vice President of Continental.

     Section 2.2.  Final Closing; Purchase Price; and Documents to be Delivered.
                   ------------------------------------------------------------
(a) Subject to any sale of PCI Common Stock at one or more Intermediate Closings pursuant to Section 2.3 hereof, the final closing for the sale by Merrywood to Continental of the Remaining PCI Shares shall be held at Loeb, Block, Wacksman & Selzer, LLP, 505 Park Avenue, New York, New York, at 10:00 a.m. on December 31, 2000, or on such other date and at such other place as the parties shall mutually agree (the "Final Closing", and such date the "Final Closing Date").
                     -------------                      ------------------
The total purchase price to be paid by Continental for the Remaining PCI Shares shall be an amount (the "Remaining PCI Shares Purchase Price") equal to (i) the Remaining Balance of the Total Purchase Price for PCI Shares, less (ii) an amount equal to the portion of any Intermediate Closing PCI Shares Purchase Price referred to clauses (x) and (y) of the definition of that term in Section
2.3 hereof, plus (iii) interest on such difference, compounded monthly, from the Initial Closing Date to (but not including) the Final Closing Date at a rate equal to 0.75% above the nominal interest rate of the senior secured notes (which PCI intends to sell in an underwritten public offering (the "High-Yield
                                                                    ----------
Bond Offering") for the purposes of (x) raising funds to pay the Initial PCI
-------------
Shares Purchase Price purchase price under the Initial Closing and (y) refinancing PCI's currently outstanding 10-3/4% Senior Secured Notes). The term "Remaining Balance of the Total Purchase Price for PCI Shares" shall mean (i) $45,424,838.00 as adjusted to appropriately reflect (x) any increase resulting from any period between December 2, 1996 and the Initial Closing Date, and (y) any change in the prime rate as announced by Citibank, N.A. from the prime rate in effect as of the date of this Agreement (8.25% per annum), less (ii) $30,000,000.

     (b) At the Final Closing Merrywood shall deliver to Continental:
         (i) one or more certificates representing all of the Remaining PCI Common Stock;
        (ii) stock powers endorsed in blank and executed by the President or any Vice President of Merrywood;
       (iii) resignation of all directors of PCI and Continental appointed or designated by Merrywood pursuant to this Agreement; and
        (iv) the Stock Pledge Agreement and all certificates for shares of PCI Common Stock (and related stock powers) pledged pursuant to the Stock Pledge Agreement and held by Loeb, Block, Wacksman & Selzer, LLP.
     (c) At the Final Closing, Continental shall deliver to Merrywood:
         (i) a check payable to Merrywood issued or certified by a New York Clearing House Bank in the amount of the Remaining PCI Shares Purchase Price (or if Merrywood shall have so requested, such payment shall be made by wire transfer of such funds to an account maintained by Merrywood at a United States banking institution which is member of the Federal Reserve System);
        (ii) a check payable to Plaza in reimbursement of Merrywood's expenses in obtaining an opinion regarding the financial condition of PCI, as provided in Section 6.4 hereof.

     Section 2.3.  Intermediate Closing; Purchase Price; and Documents to be
                   ---------------------------------------------------------
Delivered.
---------
     (a) Continental shall have the right from time to time, upon not less than 20 days' prior written notice, to purchase all or any portion of the Remaining PCI Shares for a price (the "Intermediate Closing PCI Shares Purchase Price")
                             ----------------------------------------------
calculated by multiplying (x) the Remaining Balance of the Total Purchase Price for PCI Shares by (y) a fraction, (i) the numerator of which shall be the number of Remaining PCI Shares to be purchased at such Intermediate Closing and (ii) the denominator of which shall be 16, plus (z) interest, compounded monthly, on such product from the Initial Closing Date to (but not including) the date of the Intermediate Closing Date (as defined in paragraph (c) of this Section) at a rate equal to 0.75% above the nominal interest rate of the High Yield Bond Offering, provided, however, that the Intermediate Closing PCI Shares Purchase
          --------  -------
Price shall not be less than $3,000,000.
     (b) If Continental desires to exercise its right to purchase all or any portion of the Remaining PCI Shares, Continental shall give Merrywood not less than 20 days prior written notice, which notice shall specify: (i) the number of Remaining PCI Shares to be purchased; (ii) the Intermediate Closing PCI Shares Purchase Price; and (iii) the date of the Intermediate Closing.
     (c) The closing of the purchase of all or a portion of the Remaining PCI Shares shall be held at the offices of Loeb, Block, Wacksman & Selzer, LLP, 505 Park Avenue, New York, New York, at 10:00 a.m. on the date specified in the notice referred to in paragraph (b) above (an "Intermediate Closing" and any
                                               --------------------
such date the "Intermediate Closing Date").
               -------------------------
     (d) At each Intermediate Closing, Merrywood shall deliver to Continental:
         (i) one or more certificates representing the number of Remaining PCI Shares to be purchased at the Intermediate Closing;
        (ii) stock powers endorsed in blank and executed by the President or any Vice President of Merrywood; and
       (iii) if all Remaining Shares are being purchased, resignations of all officers and directors of PCI and Continental appointed or nominated by Merrywood pursuant to this Agreement.
     (e) At each Intermediate Closing, Continental shall deliver to Merrywood:
         (i) a check payable to Merrywood issued or certified by a New York Clearing House Bank in the amount of the Intermediate Closing PCI Shares Purchase Price (or if Merrywood shall have so requested, such payment shall be made by wire transfer of such funds to an account maintained by Merrywood at a United States banking institution which is a member of the Federal Reserve System); and
        (ii) an addendum to the Stock Pledge Agreement, pursuant to which Continental grants Merrywood a security interest in the Remaining PCI Shares purchased by Continental at such Intermediate Closing.

     (f) At such Intermediate Closing, Continental shall deliver to Loeb, Block, Wacksman & Selzer, LLP one or more certificates representing the Remaining PCI Shares purchased by Continental at such Intermediate Closing and pledged pursuant to the Stock Pledge Agreement (together with stock powers endorsed in blank and executed by the President or any Vice President of Continental).

                                  ARTICLE III
                         CERTAIN REMEDIES OF MERRYWOOD
                         -----------------------------

     Section 3.1.  Failure to Pay Initial PCI Shares Purchase Price. In the
                   ------------------------------------------------
event that Continental shall fail to pay the Initial PCI Shares Purchase Price at the Initial Closing, then this Agreement shall terminate and be of no further force or effect (except that Continental shall continue to be obligated (i) to reimburse Merrywood for its legal expenses, as set forth in Section 6.3 hereof and (ii) to reimburse Merrywood for its expenses in obtaining an opinion regarding the financial condition of PCI, as set forth in Section 6.4 hereof). Furthermore, the Original Shareholders Agreement, the Agreement Among PCI Shareholders and the Merrywood Put Notice shall automatically be reinstated and be in full force and effect, with the same effect as if they had not been terminated pursuant to this Agreement.

     Section 3.2. Failure to Pay Remaining PCI Shares Purchase Price.   If for
                  --------------------------------------------------
any reason Continental shall fail to pay the Remaining PCI Shares Purchase Price on the Final Closing Date, Merrywood may, at its option, either (i) enforce its right to receive payment of the Remaining PCI Shares Purchase Price or (ii) elect, in a written notice to Continental, to receive shares of Continental Common Stock in lieu of the Remaining PCI Shares Purchase Price. In the event that Merrywood elects to receive shares of Continental Common Stock in lieu of the Remaining PCI Shares Purchase Price, Merrywood shall be entitled to receive that number of shares of Continental Common Stock (the "Continental Exchange Shares") equal to the number obtained by dividing (x) the Remaining PCI Shares Purchase Price by (y) the lower of (aa) $11.93 (appropriately adjusted to reflect any stock split) or (bb) the average closing price for Continental Common Stock for the 20 business days prior to the Final Closing Date. The Continental Exchange shares shall not be subject to any restriction on the rights of the holder thereof to vote or dispose of such shares, other than any restriction under the Securities Act of 1933 or any other applicable law.

     Section 3.3.  Registration of Continental Exchange Shares.  (a) Promptly
                   -------------------------------------------
following the issuance and delivery of the Continental Exchange Shares, Continental will, at its sole cost, use its best efforts to prepare and file with the Securities and Exchange Commission (the "Commission"), within 30 days after the issuance and delivery of the Continental Exchange Shares, a registration statement (the "Registration Statement") registering the resales by
                             ----------------------
Merrywood of the Continental Exchange Shares under the Securities Act of 1933, as amended ("the 1993 Act") and will use its best efforts to cause such
             ------------
Registration Statement to be declared effective by the Commission as expeditiously as possible and will prepare and file with the Commission such amendments and supplement to such Registration Statement and the related prospectus used in connection therewith (the "Prospectus") as may be necessary
                                              ----------
to keep such Registration Statement effective and to comply with the provisions of the 1933 Act with respect to the offer of the Continental Exchange Shares covered by such Registration Statement;
     (b) In connection with the filing of any Registration Statement and any related Prospectus for the registration of the Continental Exchange Shares, Continental shall also
         (i) use its best efforts to register or qualify the Continental Exchange Shares (or obtain exemptions from such registration or qualification) under all state securities or blue sky laws reasonably requested by writing by Merrywood, and otherwise comply with all applicable blue sky laws;
        (ii) otherwise use its best efforts to comply with all applicable rules and regulations of the Commission relating to the Registration Statement;
       (iii) cause all Continental Exchange Shares to be listed on the New
     York Stock Exchange (or such other exchange (if any) on which the Continental Common Stock is then listed), upon official notice of issuance;
        (iv) provide promptly to Merrywood upon request each document filed by Continental with the Commission pursuant to the requirement of Section 13
     or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during
                                                           ------------
     the effectiveness period;
         (v) pay all registration expenses incident to the registration under the 1933 Act of the Continental Exchange Shares, regardless of whether a Registration Statement becomes effective;
        (vi) from time to time furnish Merrywood and Plaza and their affiliates such number of copies of the Prospectus as may reasonably be requested, all at the expense of Continental;

       (vii) Continental agrees to indemnify Merrywood, Plaza and their affiliates, each officer and director thereof, and each person who shall control Merrywood within the meaning of Sections 15 of the 1933 Act and 20 of the Exchange Act, and each underwriter of any of the Continental Exchange Shares being registered, under the 1933 Act, against all claims, losses, damages and liabilities or actions in respect thereof (including reasonable attorneys' fees and expenses) arising out of or based upon any untrue statement (or alleged untrue statement) of a material fact contained in the Registration Statement or Prospectus or any omission (or alleged omission) to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, or any violation by Continental of any rule or regulation promulgated under the 1933 Act applicable to Continental in connection with such registration; provided,
                                                                     --------
     that the forgoing shall not apply to the extent that any claims, losses, damages or liabilities are based upon written information furnished to Continental by Merrywood, Plaza, their affiliates or any such underwriter specifically for inclusion in the Registration Statement or Prospectus.
     (c) In connection with the filing of any Registration Statement and any related Prospectus for the registration of the Continental Exchange Shares, Merrywood, Plaza and their affiliates
         (i) agree to furnish to Continental such information concerning the distribution of the Continental Exchange Shares being registered under the 1933 Act, and the holders thereof, as shall be required in connection with such registration; and
        (ii) Merrywood and Plaza agree that they shall jointly and severally indemnify Continental, each officer and director thereof, and such person who controls Continental within the meaning of Sections 15 of the 1933 Act and 20 of the Exchange Act, against all claims, losses, damages and liabilities or action in respect thereof (including reasonable attorneys' fees and expenses) arising out of or based upon any untrue statement (or alleged untrue statement) of a material fact relating to Plaza or Merrywood and based on information supplied by them required to be stated therein or necessary to make the statements therein not misleading, or any violation by Merrywood or Plaza of any rule or regulation promulgated under the 1933 Act, applicable to Merrywood or Plaza in connection with such registration.

                                  ARTICLE IV
             REPRESENTATIONS AND WARRANTIES OF CONTINENTAL AND PCI
             -----------------------------------------------------

     Continental and PCI represent and warrant to Merrywood as follows which representations and warranties shall survive the Initial Closing, any Intermediate Closing and the Final Closing, as the case may be:

     Section 4.1  Authority.  The execution, delivery and performance of this
                  ---------
Agreement, and each of the Stock Pledge Agreement and the Warrant has been duly authorized and approved by all requisite corporate action, and this Agreement has been, and such agreements will be, duly executed and delivered by Continental and PCI pursuant to such authorization and shall constitute valid and binding obligations of Continental and PCI, enforceable against them in accordance with their terms, except as the enforcement thereof may be limited by applicable bankruptcy laws and laws generally affecting creditor's rights and equitable remedies. Neither the execution or delivery of this Agreement or such other agreements, the consummation of the transactions contemplated hereby or thereby, nor compliance by Continental and PCI with any of the provisions hereof or thereof:
        (i) violates or conflicts with, or results in a breach of any provisions of the Certificate of Incorporation or Bylaws of Continental and PCI, as the case may be; or
       (ii) contravenes or constitutes a breach of, or default under, any agreement, instrument, obligation or document of, or binding upon, Continental or PCI, as the case may be; or
      (iii) violates any order, writ, injunction or decree applicable to Continental and PCI or any of their respective material assets, as the case may be.

                                   ARTICLE V
                        REPRESENTATIONS AND WARRANTIES
                            OF MERRYWOOD AND PLAZA
                      ----------------------------------

     Merrywood and Plaza represent and warrant to Continental as follows, which representations and warranties shall survive the Initial Closing, any Intermediate Closing and the Final Closing, as the case may be:

     Section 5.1  Title to Shares.  Merrywood has valid and marketable title to
                  ---------------
the Initial Shares and the Remaining Shares, free and clear of any security interests, pledges, liens or similar encumbrances of any other person, and has the absolute and unrestricted right, power, authority and capacity to sell such shares, and, upon delivery thereof to Continental, Merrywood will transfer to Continental good and marketable title thereto, free and clear of any security interests, pledges, liens or encumbrances.

     Section 5.2  Authority.  The execution, delivery and performance of this
                  ---------
Agreement and the Stock Pledge Agreement has been duly authorized and approved on behalf of each of Merrywood and Plaza, as the case may be, by all requisite corporate action, and each of such agreements has been duly executed and delivered by Merrywood and Plaza, as the case may be, pursuant to such authorization and constitutes a valid and binding obligation of each of them enforceable in accordance with its terms, except as the enforcement thereof may be limited by applicable bankruptcy laws and laws generally affecting creditor's rights and equitable remedies. Neither the execution or delivery of this Agreement, or the Stock Pledge Agreement, the consummation of the transactions contemplated hereby and thereby, nor compliance by Merrywood and Plaza with any of the provisions hereof or thereof;
         (i) violates or conflicts with, or results in a breach of any provisions of the Certificate of Incorporation or Bylaws of either of Merrywood or Plaza, as the case may be; or
        (ii) contravenes or constitutes a breach of, or default under, any agreement, instrument, obligation or document of, or binding upon, each of Merrywood or Plaza, as the case may be; or
       (iii) violates any order, writ, injunction or decree applicable to Merrywood or Plaza.

                                  ARTICLE VI
                               OTHER AGREEMENTS
                               ----------------

     Section 6.1 Termination of Shareholder Agreements.  Effective as of the
                 -------------------------------------
date hereof (and subject to Section 3.1 hereof), the Original Shareholders Agreement, the Agreement Among PCI Shareholders and the Merrywood Put Notice are terminated and shall be of no further force or effect.

     Section 6.2 Appointment of Directors.  (a) Continental agrees that as long
                 ------------------------
as this Agreement remains in full force and effect, Continental and its management shall cause Jose-Luis Zapata (or some other member of the Zapata family designated by Merrywood) to be included in the slate of directors submitted by the management of Continental to the Continental stockholders for election at each annual meeting of stockholders.
     (b) Continental agrees that as long as this Agreement remains in full force and effect, Continental and its management shall cause Jose-Luis Zapata (or some other member of the Zapata family designated by Merrywood) to be elected a director of PCI.
     (c) The director of Continental designated by Merrywood pursuant to paragraph (a) above and the director of PCI designated by Merrywood pursuant to paragraph (b) above, shall have full and complete access to the books, records, operating results (including monthly operating reports), financial records and financial and operating projections of Continental and PCI, as the case may be.

     Section 6.3. Reimbursement of Legal Expenses.  On the Initial Closing Date,
                  -------------------------------
Continental will reimburse Plaza for any legal expenses of Merrywood (up to an aggregate maximum of $100,000) related to the negotiation, execution and delivery of this Agreement.

     Section 6.4. Reimbursement for Financial Opinion Expense.  On the Final
                  -------------------------------------------
Closing Date (or any Intermediate Closing Date on which Continental purchases Shares of the Remaining PCI Shares), Continental shall reimburse Plaza for the expense of Merrywood (up to a maximum of $150,000) of obtaining an opinion regarding the financial condition of PCI, from a reputable investment banking firm or other financial advisor. In addition to the reimbursing to Plaza for such expense, Continental shall pay Plaza interest, compounded monthly, on such amount from the Initial Closing Date to (but not including) the date of payment at a rate equal to 0.75% above the nominal interest rate of the High Yield Bond Offering. If for any reason Continental shall fail to pay the Initial PCI Shares Purchase Price at the Initial Closing, then PCI shall be obligated to reimburse Plaza on the Initial Closing Date in the amount set forth in the first sentence of this Section.

                                  ARTICLE VII
                                 MISCELLANEOUS

     Section 7.1.  Headings.  The section headings herein are for convenience of
                   --------
reference only, do not constitute a part of this Agreement, and shall not be deemed to limit or otherwise affect any of the provisions hereof.

     Section 7.2  Notices.  Except as otherwise expressly provided herein, all
                  -------
notices and other communications hereunder, including notice of a change of address, shall be in writing and shall be deemed to have been duly given if delivered personally or mailed by certified mail, postage prepaid, addressed as follows (provided that any notice of a change of address shall only be effective upon receipt):

     (a)  If to PCI, to:
          Plastic Containers, Inc.
          c/o Continental Can, Inc.
          One Aerial Way
          Syosset, New York 11791
          Attn:  Abdo Yazgi, Esq.
                 Vice President, Treasurer and Secretary
     (b)  If to Continental, to:
          Continental Can Company, Inc.
          One Aerial Way
          Syosset, New York 11791
          Attn:  Abdo Yazgi, Esq.
                 Executive Vice President and Chief Administrative Officer
     (c)  If to Merrywood, to:
          Merrywood, Inc.
          c/o Loeb, Block, Wacksman & Selzer, LLP
          505 Park Avenue
          New York, New York 10022
          Attn:  Charles J. Block, Esq.
     (d)  If to Plaza, to:
          Plaza Limited
          c/o Loeb, Block, Wacksman & Selzer, LLP
          505 Park Avenue
          New York, New York 10022
          Attn:  Charles J. Block, Esq.

     Section 7.3.  Cumulative Rights and No Waiver.  Each and every right
                   -------------------------------
granted to any party hereunder or under any other document delivered hereunder or in connection herewith, or allowed it by law or equity, shall be cumulative and may be exercised from time to time. No failure on the part of any party to exercise any right shall operate as a waiver thereof, nor shall any single or partial exercise by any party of any right preclude any other or future exercise thereof or the exercise of any other right.

     Section 7.4.  Transfers and Assignments; Binding Agreement.  The rights and
                   --------------------------------------------
obligations of the parties hereto shall inure to the benefit of and shall be binding upon the successors, transferees, assigns, executors, administrators or personal representatives of each of them; provided, however, that this Agreement shall not be transferable or assignable by any party without the prior written consent of the other parties hereto, and any attempted transfer or assignment shall be void and of no effect, except, that Merrywood shall have the right to assign its rights under this Agreement to Plaza, or any other corporation controlled by, or under common control with Merrywood.

     Section 7.5  Governing Law.  This Agreement shall be governed by the
                  -------------
Federal laws of the United States and, to the extent of the absence of any controlling Federal law, by the laws of the State of New York, excluding the conflicts of law provisions thereof.

     Section 7.6.   Counterparts.  This Agreement may be executed in two or more
                    ------------
counterparts, all of which counterparts shall have the same force and effect as if the parties hereto had executed a single copy of this Agreement.

     Section 7.7.  Amendment.  This Agreement may not be changed orally, but
                   ---------
only by an agreement in writing signed by the person against whom enforcement of any waiver, change, modification or discharge shall be sought.

     Section 7.8  Severability.  If, and insofar as, any part or provision of
                  ------------
this Agreement is or becomes void or unenforceable, it shall be deemed not to be a part of this Agreement, and the remaining Provisions of this Agreement shall continue in full force and effect.

     Section 7.9.  Entire Agreement.  This Agreement constitutes and contains
                   ----------------
the entire agreement of the parties respecting the subject matter hereof and supersedes any and all prior negotiations, correspondence, understandings, and agreements between the parties respecting the subject matter hereof.

IN WITNESS WHEREOF, the parties have executed this Agreement at the locations
and
on the dates indicated below.
                         PLASTIC CONTAINERS, INC.
                         By:  /s/ Donald J. Bainton
                              ---------------------
                         Name:  Donald J. Bainton
                         Title: Chief Executive Officer
                         Executed at:  Syosset, New York, on October 22, 1996
                                       -----------------
                         By:  /s/ Donald J. Bainton
                              ---------------------
                         Name:  Donald J. Bainton
                         Title: Chief Executive Officer
                         Executed at:  Syosset, New York, on October 22, 1996
                                       -----------------
                         MERRYWOOD, INC.
                         By:  /s/ Howard Berke
                              ----------------
                         Name:  Howard Berke
                         Title: Vice President
                         Executed at:  New York, New York, on October 23, 1996
                                       ------------------
                         PLAZA LIMITED
                         By:  /s/ Gath A.T. Hewlitt
                              ---------------------
                         Name:  Gath A.T. Hewlitt
                         Title: Vice President
                         Executed at:  Tortola, B.V.I., on October 23, 1996
                                       ---------------