Form 10-K405
period 1996-12-31
CONTINENTAL CAN CO INC /DE/
filed 1997-03-31
CIK 103392

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10K
 (Mark One)
      X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
  ----------     THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                  -------------------------------------------
                                       OR
  ----------   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from _______ to _______.

                         Commission File Number: 1-6690
                                                 ------

                         CONTINENTAL CAN COMPANY, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                   11-2228114
-------------------------------------  ---------------------------------------
(State of Incorporation)               (I.R.S. Employer Idenification No.)

One Aerial Way, Syosset, New York                    11791
--------------------------------------  ---------------------------------------
(Address of principal executive offices)           (Zip code)


Registrant's telephone number, including area code:    (516) 822-4940
                                                       --------------

Securities registered pursuant to Section 12 (b) of the Act:

Common Stock ($.25 par value)                New York Stock Exchange
-----------------------------     --------------------------------------------
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
YES  X    NO
    -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K {X}.

The aggregate market value of voting stock held by non-affiliates of the Registrant based on the closing price at which such stock was sold on the New York Stock Exchange on March 24, 1997 was $44,672,981.

The number of shares of Common Stock outstanding on March 24, 1997 was 3,205,835 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part II (except Item No. 6 "Selected Financial Data" and Item No. 9 "Changes In And Disagreements With Accountants On Accounting And Financial Disclosure") is incorporated by reference to the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996, and Part III (except Item 10 regarding executive officers) is incorporated by reference to the Registrant's Proxy Statement to be filed on or about April 7, 1997 in connection with its 1997 Annual Meeting of Stockholders to be held on May 21, 1997.

ITEM 1.  BUSINESS
-----------------


(a)  General Development of Business
     -------------------------------

     Continental Can Company, Inc. (the Company) is a publicly traded company incorporated in Delaware in 1970 under the name Viatech, Inc. The name of the Company was changed to Continental Can Company, Inc. in October 1992. The Company is engaged in the packaging business through a number of operating subsidiaries. The Company's packaging business consists of (i) its 84% owned domestic subsidiary, Plastic Containers, Inc. (PCI), which owns Continental Plastic Containers, Inc. and Continental Caribbean Containers, Inc. (collectively, CPC), (ii) its wholly owned German operating subsidiary, Dixie Union GmbH & Company KG (Dixie Union) and (iii) its majority-owned European operating subsidiary, Ferembal S.A. (Ferembal), which in turn owns 95% of Obalex, A.S. (Obalex). The Company also owns a 49% interest in Onena Bolsas de Papel in Spain. PCI is a leading manufacturer of extrusion blow-molded containers in the United States. Ferembal is a manufacturer of rigid packaging, primarily food cans, of which it is the second largest supplier in France. Obalex is a manufacturer of metal cans in the Czech Republic. Dixie Union manufactures plastic films and packaging machines, primarily for the food and pharmaceutical industries. Onena manufactures film, and laminates and prints plastic, paper and foil packaging materials for the food and snack food industries in Spain. The Company also owns Lockwood, Kessler & Bartlett, Inc.
(LKB) which provides services principally in the fields of mapping and survey, civil and structural engineering, mechanical and electrical engineering, and construction administration and inspection.

(b) Financial Information About Industry Segments
    ---------------------------------------------

     The Company has one reportable industry segment - packaging, as determined in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 14.

(c) Narrative Description of Business
    ---------------------------------

     The Company manufactures packaging which accounted for 98.5%, 98.4 and 98% of its consolidated revenues in 1996, 1995 and 1994, respectively.

     CPC -  The Company's 84% owned subsidiary, PCI, acquired CPC in November
     ---
1991. CPC, headquartered in Norwalk, Connecticut, has fifteen manufacturing plants in the continental United States and one in Puerto Rico. CPC is a leader in the development, manufacture and sale of a wide range of extrusion blow-molded plastic containers for household chemicals, food and beverages, automotive products and motor oil, industrial and agricultural chemicals and cosmetics and toiletries. CPC manufactures single and multi-layer containers, primarily from high density polyethylene and polypropylene resins, ranging in size from two ounces to 2.5 gallons. Some of these multi-layer containers include a barrier layer of ethyl vinyl alcohol which renders the container oxygen tight and makes it suitable for use in food products which are subject to spoilage or deterioration if exposed to oxygen. CPC sells containers to national consumer products companies, including Clorox Company, Coca-Cola Foods, Colgate-Palmolive Company, Lever Brothers, Mobil Oil Corporation, Pennzoil Products Company, Procter & Gamble Company, and Quaker Oats Company. CPC, in many cases, manufactures substantially all of a customer's container requirements for specific product categories or for particular container sizes. CPC has long-standing relationships with most of its customers and has long-term contracts or agreements with customers representing a substantial portion of its dollar sales volume.

     Ferembal -  The Company owns 85% of Ferembal.  A convertible bond is
     --------
outstanding which, if converted would reduce the Company's interest in Ferembal to 64%. Ferembal, headquartered in Paris, has five manufacturing plants located in each of the main agricultural regions of France. The Roye plant, located in Picardie, was built in 1964 and expanded substantially in 1968. Its three main divisions include coil cutting, printing and varnishing; the manufacture of ends and bodies; and assembly. There are five welded lines in operation at Roye and all industrial products are manufactured at this plant. The Moelan plant, located in Brittany, is set up along similar lines as the Roye plant with five welded lines. The Ludres plant, in eastern France, is Ferembal's largest facility. In addition to twelve presses and two easy-open end manufacturing units, Ludres has nine body assembly lines. Ferembal's research and development and technical service departments are also located at Ludres. The Veauche plant was built in 1982 to service southern France. Approximately 90% of the output of the two welded lines is "passed through the wall" to a customer for the canning of pet food. The Ville Neuve sur Lot plant was built in 1991 and went into production with a three piece can line in early 1992. A two piece can line went into production at this facility in mid-1992. At December 31, 1996, Ferembal was installing a three piece can line at a customer's facility in Locmine.

     Ferembal is the second largest producer of food cans in France and also produces cans for pet foods and industrial products. Ferembal's products include three-piece cans for food with over two hundred sets of specifications, two-piece cans in several different diameters, easy-open ends, "hi-white enamel" cans, and a large number of can products for industrial end uses. Ferembal's production for the food and pet food markets accounts for approximately 85% of its sales with remaining sales coming from cans produced for industrial products. Ferembal's customers are primarily vegetable and prepared food processors, pet food processors, and paint and other industrial can users.

     Obalex - The Company's subsidiary, Ferembal, owns 95% of the outstanding
     ------
stock of Obalex. Obalex is headquartered in a three building complex on a 5 acre site in Znojmo, Czech Republic, which also serves as its sole manufacturing facility. Obalex manufacturers both two and three-piece cans for food which account for approximately 80% of its sales and a number of can products for industrial end users.

     Dixie Union -  The Company, through wholly owned subsidiaries, owns all of
     -----------
the outstanding stock of Dixie Union. Dixie Union is headquartered in Kempten, Germany and has a subsidiary company in France. Dixie Union manufactures three main product lines for the packaging industry: multi-layer shrink bags, composite plastic films and packaging machines and slicers. Most of Dixie Union's customers are in the food and pharmaceutical industries.

     Onena -  The Company owns 49% of the stock of Onena located in Pamplona,
     -----
Spain. Onena manufactures plastic film and prints and laminates paper, plastic and foil packaging material for the food and snack food industries in Spain.

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

     Some of the products manufactured by the Company are manufactured pursuant to license. With regard to composite films, a fully paid up license from the American National Can Company is in effect. With regard to shrink bags and film, a license from the American National Can Company is in effect. Present patents under this license expire at various times through 2000. The license will expire on the date the last of the licensed patents expire. This license is non-exclusive as to manufacture and sale of shrink bags and film in Europe and non-exclusive as to sales to the rest of the world. Sales may not be made in the Western Hemisphere, except to certain countries in South America. The Company does not believe these licenses are material to its packaging business taken as a whole.

     The Company's business is seasonal insofar as the sales of Ferembal and Obalex to the vegetable packing industry are dependent on agricultural production and occurs primarily in the second and third quarters. The Company's remaining products are not seasonal.

     The Company is not dependent upon a single customer or a few customers. Sales to one customer exceeded 10% of the Company's consolidated revenues in 1996.

     As of December 31, 1996, the Company's backlog was approximately $20.2 million (compared to $22.6 million at December 31, 1995). All backlog is expected to be filled within the current fiscal year. Ferembal, Obalex, and Plastic Containers, Inc. produce most of their products under open orders. As a result, none of the foregoing backlog is attributable to them.

     The Company's business in total is highly competitive with a large number of competitors. The main competitors include Owens Illinois, Inc. and Graham Packaging with regard to plastic containers, Crown, Cork & Seal, Inc. with regard to cans, W. R. Grace & Co. with regard to barrier shrink films, and Multi-Vac with regard to packaging machinery. The principal methods of competition are price, quality and service.

     The amount spent on research and development activities amounted to approximately $11,495,000 in 1996, $12,187,000 in 1995 and $12,461,000 in 1994.

     The number of persons employed by the Company as of December 31, 1996 and 1995 was 3,463 and 3,796, respectively.

(d) Foreign and Domestic Operations
    -------------------------------

     Sales to unaffiliated customers are set out below:

                   1996      1995      1994
                 --------  --------  --------
                        (In thousands)
Europe           $297,491  $312,137  $286,412
United States     282,703   295,470   247,614
Other               4,840     6,780     3,154
                 --------  --------  --------
Total            $585,034  $614,387  $537,180
                 ========  ========  ========

     Information regarding the operating profit and the identifiable assets attributable to the Company's foreign operations is incorporated herein by reference to Note 15 of the Consolidated Financial Statements appearing in the Annual Report to Stockholders for the year ended December 31, 1996.

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

     The Company's main production facility for LKB is located in Syosset, New York in a 25,000 square foot building owned by the Company. This steel and concrete block building was constructed in 1955 on a 2-1/2 acre lot.

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

     The following table sets forth the location and square footage of CPC's production facilities which are used for both manufacture and warehousing of finished goods:

                     SIZE IN                           SIZE IN
PLANT LOCATION     SQUARE FEET    PLANT LOCATION     SQUARE FEET
-----------------  -----------  -------------------  -----------

Santa Ana, CA          103,000  Lima, OH                 123,000
Fairfield, CA           66,000  Newell, WV                50,000
Houston, TX             80,000  Oil City, PA              96,000
Kansas City, KS        173,000  Baltimore, MD            151,000
Elk Grove, IL          183,000  Lakeland, FL             218,000
DuPage, IL             104,000  New Market, NJ           116,000
Cincinnati, OH         130,000  Caguas, Puerto Rico       47,000
Atlanta, GA             85,000  West Memphis, AR          60,000


         PCI owns the facilities in Santa Ana, Fairfield, Oil City, Baltimore and Puerto Rico; all others are leased. PCI's Cleveland, Ohio facility ceased production in October 1996. The lease on this facility expires on August 31, 1997. PCI's New Market, New Jersey facility is expected to cease production by the end of the first quarter of 1997. The New Market lease expires on June 30, 1999.

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

         Dixie Union is headquartered in a three-story, 108,000 square foot manufacturing facility on a 5 acre site in Kempten, Germany, leased through 2004. In addition, a small facility is leased as sales and distribution center.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
MATTERS
-------

         As partial consideration for the purchase of 34 shares of PCI, the Company issued a warrant to Merrywood, Inc. ("Merrywood") on December 17, 1996 which entitled Merrywood to purchase up to 150,000 shares of Common Stock for $20.00 per share. The warrant expires on December 31, 2000. For purposes of purchase accounting the Company valued the warrant at $52,208. Exemption from registration was claimed under (S) 4(2) of the Securities Act of 1933 as seller has represented that it will not sell or transfer such securities in violation of the Act.

         The remaining information required by this item is incorporated herein by reference to the section entitled "Common Stock Prices and Related Matters" of the Annual Report to Stockholders for the year ended December 31, 1996.

ITEM 6.  SELECTED FINANCIAL DATA(1)
-----------------------------------

                                    1996       1995      1994      1993      1992
                                  ---------  --------  --------  --------  --------

Net sales (2)                     $585,034   $614,387  $537,180  $481,842  $511,241
                                  ========   ========  ========  ========  ========
Net (loss) income (2) (3)         $ (5,560)  $    555  $  4,445  $    988  $  2,063
                                  ========   ========  ========  ========  ========
(Loss) earnings per
   common share (3)
   Primary                        $  (1.69)  $    .17  $   1.39  $    .33  $    .67
                                  ========   ========  ========  ========  ========
   Fully Diluted                  $  (1.69)  $    .17  $   1.34  $    .32  $    .64
                                  ========   ========  ========  ========  ========
Weighted average
   shares outstanding (4)            3,289      3,339     3,220     3,023     3,078
                                  ========   ========  ========  ========  ========
Total assets                      $391,032   $445,411  $423,585  $385,907  $400,010
                                  ========   ========  ========  ========  ========
Long term debt and capitalized
   lease obligations              $170,750   $143,138  $142,361  $153,982  $165,701
                                  ========   ========  ========  ========  ========
Total stockholders'
   equity (4)                     $ 68,624   $ 76,298  $ 70,696  $ 60,855  $ 62,935
                                  ========   ========  ========  ========  ========
Working capital                   $ 78,747   $ 46,195  $ 71,348  $ 66,105  $ 69,158
                                  ========   ========  ========  ========  ========
Current ratio                         1.76       1.29      1.52      1.67      1.69
                                  ========   ========  ========  ========  ========

(1)  In thousands, except per share amounts and current ratio.
(2) In 1993, includes sales of $10,682 and net income of $238 related to the purchase of Obalex.
(3) Includes an extraordinary charge of $6,136 ($1.87 per share both primary and fully-diluted) in 1996. Includes an extraordinary charge of $115 ($.03 per share both primary and fully-diluted) in 1995. Includes a charge for the cumulative effect of an accounting change of $262 ($.08 per share both primary and fully-diluted) and an extraordinary charge of $108 ($.03 per share both primary and fully-diluted) in 1994. Includes income for the cumulative effect of an accounting change of $460 ($.15 per share primary and $.14 per share fully-diluted) and an extraordinary charge of $1,502 ($.49 per share primary and $.44 per share fully-diluted) in 1992.
(4) The 1994 weighted average shares outstanding include 268 shares issued in May 1994 upon the conversion of the Companys 10-3/4% Convertible Subordinated Debentures.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

         The information required by this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Stockholders for the year ended December 31, 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

         The information required by this item is incorporated by reference to the Company's consolidated financial statements and related notes, together with the independent auditors' report in the Annual Report to Stockholders for the year ended December 31, 1996.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         There have been no changes in nor disagreements with the Company's accountants on accounting and financial disclosure during the twenty-four month period ended December 31, 1996.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

   The information required by this item, with respect to directors of the registrant, will be included under the caption "Election of Directors" of a definitive Proxy Statement to be dated March 21, 1997 which will be filed with the Commission pursuant to Regulation 14A and is hereby incorporated into this report by this reference.

   Executive officers of the registrant include Messrs. Donald J. Bainton and Abdo Yazgi who are also directors of the registrant and for whom information required by this item is included in the Proxy Statement as previously mentioned.

   Information for other executive officers, is as follows:

                                           Term of     Year First
Name and Age               Position Held    Office   Became Officer
------------------------  ---------------  --------  --------------

John H. Andreas           Vice President-       (1)            1992
   63                     Manufacturing

Marcial B. L'Hommedieu    Treasurer             (1)            1963
   71

Linda R. Driscoll         Secretary             (1)            1992
   52

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

   Mr. L'Hommedieu has served as Treasurer or Assistant Treasurer of the Company and its subsidiary, Lockwood, Kessler & Bartlett, Inc., since 1963.

   Ms. Driscoll has served as Secretary of the Company since May 1996. She had been Assistant Secretary of the Company since May 1992.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

   The information required by this item is included under the caption "Executive Compensation" of a definitive Proxy Statement to be dated March 21, 1997 which will be filed with the Commission pursuant to Regulation 14A and is hereby incorporated into this report by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

   The information required by this item is included under the caption "Stock Ownership" of a definitive Proxy Statement to be dated March 21, 1997 which will be filed with the Commission pursuant to Regulation 14A and is hereby incorporated into this report by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

   The information required by this item is included under the caption "Transactions with Management" of a definitive Proxy Statement to be dated March 21, 1997 which will be filed with the Commission pursuant to Regulation 14A and is hereby incorporated into this report by this reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a)  1.  Financial Statements:

   Consolidated Balance Sheets as of December 31, 1996 and 1995
   Consolidated Statements of Operations for the years ended December 31, 1996, 1995, and 1994
   Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994
   Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994
   Notes to Consolidated Financial Statements for the years ended December 31, 1996, 1995 and 1994
   Independent Auditors' Report.

  The above financial statements are included under Item 8 of Part II of this report.

  2.  Financial Statement Schedules:

      II   Valuation & Qualifying Accounts......................  p. 11
      III  Condensed Financial Information of Registrant........  p. 12

All other schedules are omitted because they are not applicable, not required, or the information is given in the financial statements or the notes thereto.

   3.  Exhibits Required:
       3.1   Articles of Incorporation, as amended................    (2)
       3.2   By-Laws, as amended..................................    (2)
       4.1   Indenture dated as of December 17, 1996, among PCI,
             as Issuer, CPC and Caribbean, as Guarantors, and
             United States Trust Company of New York, as Trustee,
             providing for 10% Senior Secured Notes due 2006,
             Series A and Series B (including the definitive forms
             of the Notes)........................................    (1)
       4.2   Registration Rights Agreement dated as of December
             17, 1996, by and among PCI, CPC and Caribbean, and
             Donaldson, Lufkin & Jenrette Securities Corporation,
             Lehman Brothers Inc. and Societe Generale
             Securities Corporation...............................    (1)
       10.1  Amended and Restated Financing Agreement dated December
             17, 1996, between The CIT Group/Business Credit, Inc.
             (as Lender) and PCI (as Borrower)......................  (1)
       10.2   Master Lease Agreement, dated as of May 20, 1994,
              between General Electric Capital Corporation and
              CPC...................................................  (1)
       10.3   Schedules A-1 through A-6, each dated December 17,
              1986, to the Master Lease Agreement (Exhibit 10.2)...   (1)
       10.4   Corporate Guaranty dated May 20, 1994, from PCI to
              General Electric Capital Corporation, and Amendments
              Nos. 1 and 2 thereto, both made as of December
              17, 1996..............................................  (1)
       10.5   1988 Restricted Stock Option Plan, as amended.........  (2)*
       10.6   1988 Director Stock Option Plan.......................  (2)*
       10.7   1990 Stock Option Plan for Non-Employee Directors.....  (2)*
       10.8   Shareholders' Agreement dated July 7, 1989, among
              Viatech, Inc., Le Fer Blac S.A., Citicorp Capital
              Investors Europe Limited and Citibank S.A. ...........  (2)
       10.9   Revolving Credit and Term Loan Agreement dated as of
              December 1, 1992......................................  (2)
       10.10  Stock Purchase Agreement dated November 2, 1991.......  (2)
       10.11  1992 Restricted Stock Plan for Non-Employee Directors,
              as amended............................................  (2)*
       10.12  Agreement Among PCI Stockholders, dated October
              22, 1996..............................................  (2)
       10.13  Employment Contract with Donald J. Bainton, as
              amended...............................................  (2)*
       10.14  1995 Restricted Stock Compensation Plan...............  (2)*
       10.15  Amendment No. 2 to Revolving Credit and Term Loan
              Agreement.............................................  (2)
       11.1   Statement re computation of per share earnings........
                  See Note 1 .......................................p. 31
       13.1   Annual Report to Stockholders for 1996............... p. 15
       21     Subsidiaries of the Registrant....................... p. 52
       23.1   Independent Auditors' Report on Schedules............ p. 53
       23.2   Consent of Independent Auditors...................... p. 54
       27     Financial Data Schedule.............................. p. 55
       *      Management contract or compensatory plan or
              arrangement.

      (1) These documents have been previously filed with the Commission by Plastic Containers, Inc.
      (2) These documents have previously been filed with the Commission.

      All other items for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted as they are not required under the related instructions or they are inapplicable.

(b) Reports on Form 8-K

   No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL CAN COMPANY, INC.

By:  /s/ Abdo Yazgi                           Date:             March 24, 1997
---------------------------------------       -----             --------------
Abdo Yazgi, Executive Vice President
(Principal Financial & Accounting Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Donald J. Bainton                                             Date:                  March 24, 1997
----------------------------------------------------              -----------            --------------
Donald J. Bainton, Chairman of the Board
of Directors and Chief Executive Officer
(Principal Executive Officer)

  /s/ Kenneth Bainton                                             Date:                  March 24, 1997
----------------------------------------                          ----------             --------------
Kenneth Bainton, Director

  /s/ Robert L.. Bainton                                          Date:                  March 24, 1997
----------------------------------------                          ----------             --------------
Robert L. Bainton, Director

  /s/ Nils E. Benson                                              Date:                  March 24, 1997
----------------------------------------                          ----------             --------------
Nils E. Benson, Director

  /s/ Charles DiGiovanna                                          Date:                  March 24, 1997
----------------------------------------                          ----------             --------------
Charles DiGiovanna, Director

  /s/ Rainer N. Greeven                                           Date:                  March 24, 1997
----------------------------------------                          ----------             --------------
Rainer N. Greeven, Director

  /s/ V. Henry ONeill                                             Date:                  March 24, 1997
----------------------------------------                          ----------             --------------
V. Henry O'Neill, Director

  /s/ John J. Serrell                                             Date:                  March 24, 1997
----------------------------------------                          ----------             --------------
John J. Serrell, Director

  /s/ Robert A. Utting                                            Date:                  March 24, 1997
----------------------------------------                          ----------             --------------
Robert A. Utting, Director

  /s/ Abdo Yazgi                                                  Date:                  March 24, 1997
----------------------------------------                          ----------             --------------
Abdo Yazgi, Director

  /s/ Jose Luis Zapata                                            Date:                  March 24, 1997
----------------------------------------                          ----------             --------------
Jose Luis Zapata, Director


Schedule II - Valuation and Qualifying
 Accounts

Continental Can Company, Inc. and
 Subsidiaries
Allowance for Doubtful Accounts
Years Ended December 31, 1996, 1995 and
 1994

(in thousands)

                                          Balance at  Charged to                         Balance at
                                          beginning   costs and           (1)       (2)  end of
                                          of period   expenses    Deductions   Other     period
                                          ----------  ----------  ----------   -------   --------------
Year ended
December 31, 1996                             $6,144      $1,878      $2,160    $1,484           $4,378
                                          ==========  ==========  ----------   =======   ==============

Year ended
December 31, 1995                             $5,316      $1,909      $1,081   $     -           $6,144
                                          ==========  ==========  ==========   =======   ==============

Year ended
December 31, 1994                             $3,522      $2,845      $1,051   $     -           $5,316
                                          ==========  ==========  ==========   =======   ==============

(1) Represents uncollectible accounts written-off.
(2) Represents $1,484 from deconsolidation of subsidiary in 1996.

Schedule III - Condensed Financial Information of Registrant

Continental Can Company, Inc.
Balance Sheets
Years Ended December 31, 1996 and 1995


(in thousands)                              1996      1995
                                          --------  --------

ASSETS:
  Cash                                    $     24  $   (10)
  Investments in Subsidiaries at Equity    101,356   77,520
  Other Assets                               1,436    1,692
                                          --------  -------
Total Assets                              $102,816  $79,202
                                          ========  =======

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current Liabilities (a)                 $  4,192  $ 2,479
  Long Term Debt (a)                        30,000      425
                                          --------  -------
Total Liabilities                           34,192  $ 2,904

Stockholders' Equity                        68,624   76,298
                                          --------  -------
                                          $102,816  $79,202
                                          ========  =======

(a) See Note 8, Items (a) and (b) of Notes to Consolidated Financial Statements of Continental Can Company, Inc. and Subsidiaries.


Continental Can Company, Inc.
Statements of Earnings
Years Ended December 31, 1996, 1995 and 1994

(in thousands)                              1996       1995      1994
                                          ---------  --------  --------

Management Fees                           $  2,103   $ 2,247   $ 1,882
Selling, General and
 Administrative Expenses                     2,917     3,817     2,923
                                          --------   -------   -------
                                              (814)   (1,570)   (1,041)
(Deficit) Equity in Net (Loss) Income
 of Subsidiaries (b)                       ( 4,361)    2,402     5,803
                                          --------   -------   -------
                                            (5,175)      832     4,762
Other                                         (385)     (277)     (290)
                                          --------   -------   -------
                                                         555     4,472
(Provision for) Recovery of
  Income Taxes                                   -         -       (27)
                                          --------   -------   -------
Net Income                                $ (5,560)  $   555   $ 4,445
                                          ========   =======   =======

(b) Includes for 1996, 1995 and 1994 extraordinary charges of $6,136, $115 and $108, respectively, relating to the extinguishment of debt and in 1994 a charge of $262 relating to the cumulative effect of adopting SFAS No. 112.

Continental Can Company, Inc.
Statements of Cash Flows
Years Ended December 31, 1996, 1995 and 1994


(in thousands)                              1996       1995      1994
                                          ---------  --------  --------
Cash Flows from Operating Activities:
  Net (Loss) Income                       $ (5,560)  $   555   $ 4,445

Adjustments to Reconcile Net (Loss)
 Income to Net Cash Used in Operating
 Activities:
  Dividends Received From Affiliates           311       344       818
  (Deficit) Equity in Net (Loss) Income      4,361    (2,402)   (5,803)
   of Subsidiaries
  (Increase) Decrease in Due to             (1,590)    1,281      (442)
   Affiliates
  Other                                        669        51       387
                                          --------   -------   -------
Net Cash Used in  Operating Activities      (1,809)     (171)     (595)

Cash Flows From Investing Activities:
  Increase Investment in Subsidiaries      (29,163)        -    (1,225)
  Proceeds from Sale of Capital Assets           -         -       411
                                          --------   -------   -------
  Net Cash Used in Investing Activities    (29,163)        -      (814)

Cash Flows From Financing Activities:
  Common Stock Issued Upon Conversion of
    Debentures and Warrants                    131       849       362
  Proceeds from Short-Term Borrowings        1,300         -         -
  Proceeds from (Repayment of)
    Long-Term Financing                     29,575      (767)      500
                                          --------   -------   -------
Net Cash Provided by Financing              31,006        82       862
 Activities

Net Increase (Decrease) in Cash                 34       (89)     (547)
Cash at Beginning of Year                      (10)       79       626
                                          --------   -------   -------
Cash at End of Year                       $     24   $   (10)  $    79
                                          ========   =======   =======

Cash paid for interest and income taxes
 was as follows:
                                              1996      1995      1994
                                          --------   -------   -------

Interest                                  $    111   $    76   $   210
Income Taxes                              $     76   $   105   $     8


                               EXHIBITS ATTACHED:
                               ------------------



   11.1   Statement re computation of per share earnings   Page  31


   13.1   1996 Annual Report to Stockholders               Page  15


   21     Subsidiaries of the Registrant                   Page   52


   23.1   Independent Auditors' Report on Schedules        Page   53


   23.2   Consent of Independent Auditors                  Page   54


   27     Financial Data Schedule                          Page   55