Form 10-Q
period 1997-03-31
CONTINENTAL CAN CO INC /DE/
filed 1997-05-13
CIK 103392

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q
                                   ---------

(MARK ONE)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
 -------  OF THE SECURITIES EXCHANGE ACT OF 1934

          For the period ended      MARCH 31, 1997
                               ------------------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
--------  OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from         to        .
                                         -------    --------


          Commission File Number:   1-6690
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


    X     YES    NO
 ------- ----- -------


The number of shares outstanding of the registrant's Common Stock ($.25 par value) as of May 9, 1997 is 3,205,835.

FORM 10-Q

                                     PART I

                             FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS
-----------------------------



Consolidated Balance Sheets as of March 31, 1997 and 1996 and December 31, 1996



Consolidated Statements of Operations for the Three Months Ended March 31, 1997 and 1996



Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1997 and 1996


Notes to Consolidated Financial Statements

                CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 MARCH 31, 1997 AND 1996 AND DECEMBER 31, 1996
                                  (UNAUDITED)

(In thousands)
                                           MARCH 31,   DEC. 31,    MARCH 31,
                                             1997        1996        1996
                                           --------    --------    --------
ASSETS:
------

Current Assets:
  Cash and cash equivalents                $ 22,705    $ 15,020    $  2,587
  Investments                                15,274       1,210         283

  Accounts Receivable:
    Trade accounts                           63,700      74,677     101,430
    Other                                     8,201       7,217      13,573
    Less allowance for doubtful accounts     (4,430)     (4,378)     (5,995)
                                           --------    --------    --------

  Accounts receivable, net                   67,471      77,516     109,008

  Inventories                                89,679      82,911     102,169
  Prepaid expenses and other current
   assets                                     6,247       5,938       5,949
                                           --------    --------    --------

          TOTAL CURRENT ASSETS              201,376     182,595     219,996
                                           --------    --------    --------

Property, plant and equipment, at cost:
  Land, building and improvements            47,748      49,788      51,408
  Manufacturing machinery and equipment     208,795     216,760     267,986
  Furniture, fixtures and equipment           8,757       9,434       9,618
  Construction in progress                   10,907       8,644      23,929
                                           --------    --------    --------

                                            276,207     284,626     352,941

  Less accumulated depreciation and
   amortization                             130,947     132,850     154,275
                                           --------    --------    --------

Net property, plant and equipment           145,260     151,776     198,666

Goodwill, net of accumulated
 amortization                                29,588      31,130      14,100
Other assets                                 24,589      25,531      24,293
                                           --------    --------    --------

          TOTAL ASSETS                     $400,813    $391,032    $457,055
                                           ========    ========    ========




See accompanying notes to consolidated financial statements.

              CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (CONTINUED)
              MARCH 31, 1997 AND 1996 AND DECEMBER 31, 1996
                               (UNAUDITED)

(In thousands)
                                           March 31,    Dec. 31   MARCH 31,
                                             1997        1996       1996
                                           --------    --------   --------
LIABILITIES AND STOCKHOLDER'S EQUITY:
------------------------------------
Current Liabilities:
  Short term borrowings                    $ 14,289    $  8,633   $ 50,846
  Accounts payable - trade                   47,221      44,169     66,706
  Accrued liabilities:
    Employee compensation and benefits       18,961      18,421     19,421
    Other accrued expenses                   15,983      13,536     19,817
  Current installments of long term
   debt and obligations under capital
   leases                                    11,111       5,080     11,406
  Income taxes payable                        1,298       1,710      1,572
  Other current liabilities                  14,624      12,299     11,777
                                           --------    --------   --------
          TOTAL CURRENT LIABILITIES         123,487     103,848    181,545

Long term debt, excluding current
 installments                               151,513     156,373    126,753
Obligations under capital leases,
 excluding current installments              14,082      14,377     12,217
Deferred income taxes                         3,603       3,641      3,763
Other                                        30,667      32,179     29,830
                                           --------    --------   --------
          TOTAL LIABILITIES                 323,352     310,418    354,108

Minority interest                            12,093      11,990     28,431

STOCKHOLDERS' EQUITY:
--------------------
Capital stock:
  First preferred stock, cumulative $25
   par value. Authorized 250,000 shares;
   no shares issued.                                          -          -
  Second preferred stock, 4% non-
   cumulative, $100 par value. Authorized
   1,535 shares; no shares issued.                            -          -
  Common stock, $.25 par value.
   Authorized 20,000,000 shares;
    Outstanding  3,205,835 shares in
    1997, 3,201,035 shares in Dec.,
    1996 and 3,199,668 shares in
    March, 1996.                                801         800        800
                                           --------    --------   --------
                                                801         800        800

Additional paid-in capital                   44,060      43,997     43,919
Retained earnings                            22,262      21,182     26,301
                                           --------    --------   --------
                                             67,123      65,979     71,020
Cumulative foreign currency translation
 adjustment                                  (1,755)      2,645      3,496
                                           --------    --------   --------

          TOTAL STOCKHOLDERS' EQUITY         65,368      68,624     74,516
                                           --------    --------   --------

          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY            $400,813    $391,032   $457,055
                                           ========    ========   ========


See accompanying notes to consolidated financial statements.

        CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF EARNINGS
          THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                          (UNAUDITED)

(In thousands, except per share data)
                                            1997        1996
                                          --------    --------
SALES                                     $122,610    $131,382

Cost of sales                              102,762     112,521
                                          --------    --------
  Gross profit                              19,848      18,861

Selling, general and administrative
 expenses                                   14,076      15,622
                                          --------    --------
  OPERATING INCOME                           5,772       3,239

Other income (expense):
  Interest expense, net                     (4,015)     (4,677)
  Foreign currency exchange gain (loss)         28          67
  Other - net                                   34          14
                                          --------    --------
Net other expense                           (3,953)     (4,596)

Income (loss) before provision for
 income taxes and minority interest          1,819      (1,357)

Provision (recovery) for income taxes          473        (137)
                                          --------    --------

Income (loss) before minority interest       1,346      (1,220)

Minority interest                              266        (779)
                                          --------    --------


NET INCOME (LOSS)                         $  1,080    $   (441)
                                          ========    ========

NET EARNINGS (LOSS) PER COMMON SHARE         $0.33      $(0.13)
                                          ========    ========



See accompanying notes to consolidated financial statements.

                CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

(In thousands)
                                            1997       1996
                                          --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                     $  1,080   $   (441)

    Depreciation and amortization            5,142      8,434

    Minority interest                          266       (779)

    Other adjustments                        7,197     (2,977)
                                          --------   --------

          NET CASH PROVIDED BY
           OPERATING ACTIVITIES             13,685      4,237

CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                    (3,326)   (11,263)

    Other                                  (13,989)      (675)
                                          --------   --------

          NET CASH USED IN INVESTING
           ACTIVITIES                      (17,315)   (11,938)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Net repayments of long term debt         5,615     (2,961)

    Net proceeds from short term
     borrowings                              5,903      4,422

    Other                                       64         52
                                          --------   --------

          NET CASH PROVIDED BY              11,582      1,513
           FINANCING ACTIVITIES

Effect of exchange rate changes on cash       (267)      (149)
                                          --------   --------

Increase (decrease) in cash and cash
 equivalents                                 7,685     (6,337)

Cash and cash equivalents at beginning
 of period                                  15,020      8,925
                                          --------   --------

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                   $ 22,705   $  2,588
                                          ========   ========




See accompanying notes to consolidated financial statements.

CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997

(1)  Accounting Policies and Other Matters
     (a) Basis of Presentation

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report to Stockholders.

     (b) Adjustments

         The results for the interim period reported herein have not been audited, however, in the opinion of management, all adjustments necessary for a fair presentation of the interim period statements have been made.

     (c) Earnings Per Common Share

         Earnings per common share is based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include dilutive stock options (using the treasury stock method) exercisable under the Company's option plans. Weighted average shares outstanding in the first quarter of 1997 and 1996 were 3,298,053 and 3,288,437, respectively.

(2)  Reclassifications
     Certain 1996 balances have been reclassified to conform to the 1997 presentation.

(3)  Inventories
     Inventories consist principally of packaging materials. The components of inventory were as follows: (000's omitted)

                              March 31,      December 31,   March 31,
                                 1997           1996         1996
                            -----------      -----------   ----------
                                        (in thousands)

Finished goods                  $46,336       $ 50,162      $39,746
Work in process                  10,665         12,014        6,627
Raw materials and supplies       35,731         44,745       40,785
                                -------       --------      -------
                                 92,732        106,921       87,158
LIFO reserve                     (3,053)        (3,792)      (4,247)
                                -------       --------      -------
                                $89,679       $103,129      $82,911
                                =======       ========      =======

(4)  Property, Plant and Equipment

     Effective January 1, 1997, the Company revised its estimates of the useful lives of certain machinery and equipment. These changes were made to better reflect the estimated periods during which these assets will remain in service. For the quarter ended March 31, 1997, the change had the effect of decreasing depreciation expense by $1,274,000 and (after adjusting for an assumed tax rate of 35% and minority interest) increasing net income by $701,000 ($0.21 per share).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
      CONDITION AND RESULTS OF OPERATIONS
      -----------------------------------

     Sales during the first quarter of 1997 decreased 7% to $122,610,000 as compared to $131,382,000 in the first quarter of 1996. Decreased sales in 1997 reflected foreign currency translation rate differences ($6.5 million), the deconsolidation of Onena in 1996 ($5.5 million) and lower volumes in the Company's European packaging operations ($2 million). Offsetting the decrease were resin price increases passed-through to customers at Plastic Containers, Inc. (PCI) (approximately $5 million).

     Gross profit increased 5% in the first quarter of 1997, as compared to the prior year period. Gross profit as a percentage of sales increased to 16.2% in the first quarter of 1997 as compared to 14.4% in the same period of 1996. This improvement, despite lower sales, primarily reflects cost reduction efforts at PCI and Ferembal, S.A. (Ferembal). In addition, in January 1997, the Company revised its estimates of the useful lives of certain machinery and equipment to better reflect the estimated periods during which these assets will be in service. The change had the effect of reducing depreciation expense by $1,274,000.

     Selling, general and administrative expense was reduced to $14.1 million in 1997 compared to $15.6 million in the first quarter of 1996; as a percentage of sales such expense also decreased to 11.5% in 1997 as compared to 11.9% in 1996, despite the lower sales volume. As a result, operating income amounted to $5,772,000 in the first quarter of 1997 as compared to $3,239,000 in the first quarter of 1996. Operating profit as a percentage of sales increased over the same periods to 4.7% from 2.5%.

     Net interest expense decreased to $4,015,000 in the first quarter of 1997 as compared to $4,677,000 in the same period of 1996. This decrease resulted primarily from lower net debt levels in 1997 than 1996.

     Provision for taxes amounted to $473,000 in the first quarter of 1997. Recovery of income taxes amounted to $137,000 in the first quarter of 1996 and reflected a higher level of tax benefits for accounting purposes in loss operations than tax expense in the Company's profitable operations. Minority interest during each period reflects the interests of other shareholders in some of the Company's subsidiaries.

     Net income amounted to $1,080,000 ($.33 per share) in the first quarter of 1997. Net loss in the first quarter of 1996 amounted to $441,000 ($.13 per share).

FINANCIAL CONDITION
-------------------

CAPITAL REQUIREMENTS

     The Company acquired $3.3 million of capital assets during the first quarter of 1997 consisting primarily of packaging equipment. These assets were acquired for cash. Similar types of assets are expected to be acquired for the remainder of 1997. Total capital spending in 1997 is expected to amount to approximately $23 million.

     As expected, in April 1997 the holder of $1.8 million principal amount of convertible bonds in Ferembal converted such bonds into stock representing 25% of the equity of Ferembal. As a result of the conversion the Company's ownership interest in Ferembal was reduced to 64%.

     The Company intends to actively pursue acquisition possibilities in 1997. It is presently the Company's intention to finance any acquisitions by leveraging the assets of the business to be acquired, with existing cash, through bank borrowings or, possibly, through the issuance of stock.

LIQUIDITY

     The Company's liquidity position declined slightly during the first quarter of 1997. Working capital decreased to approximately $75 million, and the current ratio amounted to 1.62 at March 31, 1997 compared to 1.76 at December 31, 1996.

     During the first quarter of 1997, the Company's operating activities generated $13.7 million of cash most of which was generated by PCI. The Company used $3.3 million for the purchase of packaging equipment and invested $14.1 in short-term financial assets. The Company's financing activities generated $11.5 million in cash, most of which were borrowings by its European subsidiaries. Cash increased by $7.6 million in the first quarter.

     At March 31, 1997, the Company had an available credit line under a Revolving Credit Agreement of $1.2 million. In addition, the Company's consolidated subsidiaries had available approximately $93 million in short term credit lines and bank overdraft facilities at March 31, 1997. However, the Company's ability to draw upon these lines for other than its subsidiaries' needs is restricted.

     The Company expects that cash from operations and its existing banking facilities will be sufficient to meet its operating needs for the remainder of 1997.

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


(b) Reports on Form 8-K

    No reports on Form 8-K have been filed since  December 31, 1996.


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

                                     CONTINENTAL CAN COMPANY, INC.
                                         (REGISTRANT)



                                  By: /s/   Abdo Yazgi
                                      ---------------------------
                                      Principal Financial Officer
                                      and on behalf of registrant

DATED:   MAY 9, 1997