Form 10-Q
period 1997-06-30
CONTINENTAL CAN CO INC /DE/
filed 1997-08-14
CIK 103392

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                                   ---------

(MARK ONE)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
   ---    OF THE SECURITIES EXCHANGE ACT OF 1934


          For the period ended      JUNE 30, 1997
                               ----------------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
   ---    OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from      to     .
                                         -----  -----


          Commission File Number:   1-6690
                                    ------


                         CONTINENTAL CAN COMPANY, INC.
               ------------------------------------------------
            (Exact name of registrant as specified in its charter)


        DELAWARE                             11-2228114
 --------------------------     ------------------------------------
 (State of Incorporation)       (I.R.S. Employer Identification No.)


 301 Merritt 7 Corporate Park, Norwalk, CT          06856
--------------------------------------------------------------------
(Address of principal executive offices)           Zip Code


             (203) 750-5900
----------------------------------------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


    X   YES        NO
  -----      -----


The number of shares outstanding of the registrant's Common Stock ($.25 par value) as of August 11, 1997 is 3,214,755.

FORM 10-Q



                                     PART I

                             FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS
-----------------------------



Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996 and June 30, 1996.



Consolidated Statements of Earnings for the Three Months Ended June 30, 1997 and 1996



Consolidated Statements of Earnings for the Six Months Ended June 30, 1997 and 1996



Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1997 and 1996



Notes to Consolidated Financial Statements

                CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 1997 AND 1996 AND DECEMBER 31, 1996
                                  (UNAUDITED)

(In thousands)
                                          JUNE 30,    DEC. 31,    JUNE 30,
                                           1997        1996        1996
                                        ----------   ---------   ----------


ASSETS:
-------

Current Assets:
  Cash and cash equivalents                $ 11,950    $ 15,020    $  6,800
  Investment securities                      17,434       1,210           -

  Accounts Receivable:
    Trade accounts                           78,411      74,677      96,476
    Other                                     7,881       7,217      13,160
    Less allowance for doubtful accounts     (4,368)     (4,378)     (5,720)
                                           ---------   ---------   ---------

  Accounts receivable, net                   81,924      77,516     103,916

  Inventories                                92,329      82,911     108,487
  Prepaid expenses and other current
   assets                                     6,340       5,938       6,530
                                           ---------   ---------   ---------

          TOTAL CURRENT ASSETS              209,977     182,595     225,733
                                           ---------   ---------   ---------

Property, plant and equipment, at cost:
  Land, building and improvements            46,678      49,788      50,775
  Manufacturing machinery and equipment     202,415     216,760     273,114
  Furniture, fixtures and equipment           8,649       9,434       9,757
  Construction in progress                   13,570       8,644      25,257
                                           ---------   ---------   ---------
                                            271,312     284,626     358,903

  Less accumulated depreciation and
   amortization                             129,581     132,850     160,041
                                           ---------   ---------   ---------

Net property, plant and equipment           141,731     151,776     198,862

Goodwill, net of accumulated                 29,537      31,130      13,758
 amortization
Other assets, net of accumulated
 amortization                                24,266      25,531      22,969
                                           ---------   ---------   ---------

           TOTAL ASSETS                    $405,511    $391,032    $461,322
                                           =========   =========   =========




See accompanying notes to consolidated financial statements.

               CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (CONTINUED)
                JUNE 30, 1997 AND 1996 AND DECEMBER 31, 1996
                                (UNAUDITED)

(In thousands except share data)
                                          JUNE 30,    DEC. 31,    JUNE 30,
                                            1997        1996        1996
                                        -----------  ----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY:
------------------------------------
Current Liabilities:
  Short term borrowings                    $ 24,682    $  8,633    $ 60,715
  Accounts payable - trade                   50,054      44,619      62,294
  Accrued liabilities:
    Employee compensation and benefits       16,901      18,421      19,585
    Other accrued expenses                   17,943      13,536      19,121
  Current installments of long term
   debt and
    obligations under capital leases         10,260       5,080      26,367
  Income taxes payable                          750       1,710       1,778
  Other current liabilities                  13,336      12,299       9,843
                                        -----------  ----------  ----------
          TOTAL CURRENT LIABILITIES         133,926     103,848     199,703

Long term debt, excluding current           147,687     156,373     112,475
 installments
Obligations under capital leases,
 excluding
  current installments                       13,227      14,377      15,657
Deferred income taxes                         3,832       3,641       3,705
Other liabilities                            28,496      32,179      29,236
                                        -----------  ----------  ----------
          TOTAL LIABILITIES                 327,168     310,418     360,776

Minority interest                            12,698      11,990      27,315

STOCKHOLDERS' EQUITY:
--------------------
Capital stock:
  First preferred stock, cumulative $25
   par value.
    Authorized 250,000 shares; no                 -           -           -
     shares issued.
  Second preferred stock, 4%
   non-cumulative,
    $100 par value. Authorized 1,535
     shares;
    no shares issued.                             -           -           -
  Common stock, $.25 par value.
   Authorized 20,000,000
    shares; Outstanding  3,207,638
     shares in 1997,
    3,201,035 shares in December 1996
     and 3,196,368 shares in June 1996.         802         800         800
                                        -----------  ----------  ----------

                                                802         800         800

Additional paid-in capital                   44,095      43,997      43,945
Retained earnings                            24,793      21.182      26,482
                                        -----------  ----------  ----------
                                             69,690      65,979      71,227
Cumulative foreign currency translation
 adjustment                                  (4,045)      2,645       2,004
                                        -----------  ----------  ----------
          TOTAL STOCKHOLDERS' EQUITY         65,645      68,624      73,231
                                        -----------  ----------  ----------

          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY            $405,511    $391,032    $461,322
                                        ===========  ==========  ==========

See accompanying notes to consolidated financial statements.

                CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                   THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

(In thousands, except per share data)
                                                         1997        1996
                                                   ------------- ----------

Sales                                                $  138,462  $  141,263

Cost of sales                                           114,837     119,738
                                                   ------------- ----------

  Gross profit                                           23,625      21,525

Selling, general and administrative
 expenses                                                14,523      16,463
                                                   ------------- ----------

  OPERATING INCOME                                        9,102       5,062

Other income (expense):
  Interest expense, net                                  (4,100)     (5,144)
  Foreign currency exchange gain                             42         155
  Other - net                                               (35)         19

NET OTHER EXPENSE                                        (4,093)     (4,970)

Income before provision for income taxes
  and minority interest                                   5,009          92

Provision for income taxes                                1,413         232
                                                   ------------- ----------

Income (loss) before minority interest                    3,596        (140)

Minority interest                                         1,066        (321)
                                                   ------------- ----------


NET INCOME                                           $    2,530  $      181
                                                   ============= ==========


NET EARNINGS PER COMMON SHARE                        $     0.75  $     0.06
                                                   ============= ==========




See accompanying notes to consolidated financial statements.

                CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

(In thousands, except per share data)
                                                         1997        1996
                                                   ------------  ----------

Sales                                                $  261,072  $  272,645

Cost of sales                                           217,599     232,259
                                                   ------------  ----------

  Gross profit                                           43,473      40,386

Selling, general and administrative
 expenses                                                28,599      32,085
                                                   ------------  ----------

  OPERATING INCOME                                       14,874       8,301

Other income (expense):
  Interest expense, net                                  (8,115)     (9,821)
  Foreign currency exchange gain                             70         222
  Other - net                                                (1)         33
                                                   ------------  ----------

NET OTHER EXPENSE                                        (8,046)     (9,566)
                                                   ------------  ----------

Income (loss) before provision for
 income taxes
  and minority interest                                   6,828      (1,265)

Provision for income taxes                                1,886          95
                                                   ------------  ----------

Income (loss) before minority interest                    4,942      (1,360)

Minority interest                                         1,322      (1,100)
                                                   ------------  ----------


NET INCOME (LOSS)                                    $    3,610  $     (260)
                                                   ============  ==========


NET EARNINGS (LOSS) PER COMMON SHARE                 $     1.08  $    (0.08)
                                                   ============  ==========

See accompanying notes to consolidated financial statements.

                CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

(In thousands)

                                                         1997        1996
                                                     ----------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                                  $  3,609    $   (260)

    Depreciation and amortization                        10,560      17,226

    Minority interest                                     1,332      (1,100)

    Other adjustments                                   (14,924)    (14,827)
                                                     ----------- ----------

          NET CASH PROVIDED BY OPERATING ACTIVITIES         577       1,039


CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                 (5,886)    (20,510)

    Other                                               (16,114)       (273)
                                                     ----------- ----------

          NET CASH USED IN INVESTING ACTIVITIES         (22,000)    (20,783)


CASH FLOWS FROM FINANCING ACTIVITIES:

    Net proceeds from long term debt                        769       3,165

    Net proceeds from short term borrowings              16,641      14,492

    Other                                                 1,860          78
                                                     ----------- ----------

          NET CASH PROVIDED BY FINANCING ACTIVITIES      19,270      17,735


Effect of exchange rate changes on cash                    (917)       (116)
                                                     ----------- ----------

Decrease in cash and cash equivalents                    (3,070)     (2,125)

Cash and cash equivalents at beginning of period         15,020       8,925
                                                     ----------- ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 11,950    $  6,800
                                                     =========== ==========

See accompanying notes to consolidated financial statements.

                 CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997


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

     (c) Earnings Per Common Share

         Earnings per common share is based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include dilutive stock options (using the treasury stock method) exercisable under the Company's option plans. Weighted average shares outstanding in the second quarter of 1997 and 1996 were 3,359,120 and 3,283,646, respectively and for the first six months of 1997 and 1996 were 3,356,773 and 3,284,837, respectively.

(2)   Inventories

   Inventories consist principally of packaging materials. The components of inventory were as follows: (000's omitted)


                            June 30,     December 31,  June 30,
                              1997          1996         1996
                            ----------    ----------  ---------
                                        In thousands
Raw materials & supplies     $35,912        $40,785   $ 44,246
Work in process                9,476          6,627     11,646
Finished goods                51,188         39,746     54,620
                            ----------    ----------  ---------
                             $96,576        $87,158   $110,512
LIFO reserve                  (4,247)        (4,247)    (2,025)
                            ----------    ----------  ---------
                             $92,329        $82,911   $108,487
                            ==========    ==========  =========

(3)  Property, Plant and Equipment

   Effective January 1, 1997, the Company revised its estimates of the useful lives of certain machinery and equipment. These changes were made to better reflect the estimated periods during which these assets will remain in service. For the quarter and six months ended June 30, 1997, the change had the effect of decreasing depreciation expense by $1,246,000 and $2,520,000, respectively. After adjusting for an assumed tax rate of 35% and minority interest, this change increased net income by $457,000 ($0.14 per share) for the second quarter and $1,158,560 ($0.35 per share) for the first six months of 1997.

(4)  Restructuring charges

   During the second quarter of 1996, the Company's subsidiary, PCI, recorded a charge of $1,100,000 in connection with a plan to consolidate certain manufacturing operations. The charge is included in selling, general and administrative expense and reflects primarily severance costs from workforce reductions, write-down of excess equipment and non-cancellable lease obligations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

     Net sales during the second quarter of 1997 decreased 2% to $138,462,000, as compared to $141,263,000 in the second quarter of 1996. Net sales in the first six months of 1997 decreased approximately 4% to $261,072 ,000 from $272,645,000 in the same prior year period. Sales were negatively impacted by the effect of foreign currency translation rate differences which reduced reported sales by the Company's European operations by approximately $13.8 million in the first six months of 1997 and $7.4 million in the second quarter of 1997 versus the same periods in 1996. Sales were positively impacted by resin price increase pass-throughs which increased sales by $11.6 million in the first six months of 1997 and $6.3 million in the second quarter of 1997, as compared to the same prior year periods. The deconsolidation of Onena resulted in a sales reduction of approximately $5.7 million and $11.2 million in the second quarter and first six months of 1997 compared to the same periods in 1996.

     Gross profit was higher in each period of 1997 than the same prior year period and gross profit as a percentage of sales increased to 16.7% from 14.8% in the first six months of 1997, compared to 1996. Gross profit as a percentage of sales increased to 17.1% in the second quarter of 1997, from 15.2% in the second quarter of 1996. These changes primarily reflect the benefits of the restructuring implemented in prior years and current and past cost reductions. In addition, in January 1997 the Company revised its estimates of the useful lives of certain machinery and equipment to better reflect the estimated periods during which these assets will be in service. The change had the effect of reducing depreciation expense by $1,246,000 and $2,520,000 in the second quarter and first six months of 1997 as compared to the same prior year periods.

     Selling, general and administrative expense as a percentage of sales decreased to 11.0% in the first six months of 1997 from 11.8% in the same prior year period. Selling, general and administrative expense as a percentage of sales decreased to 10.5% in the second quarter of 1997 from 11.8% in the second quarter of 1996. In addition, in the second quarter of 1996, a $1.1 million restructuring charge for a plant closing at PCI is included in selling, general and administrative expense. Because of these various factors, operating income amounted to $9,102,000 and $14,874,000 in the second quarter and first six months of 1997, respectively, as compared to and $5,062,000 and $8,301,000 in the second quarter and first six months of 1996, respectively.

     Net interest expense decreased to $4,100,000 in the second quarter of 1997 from $5,144,000 in 1996. Net interest expense decreased to $8,115,000 in the first six months of 1997 as compared to $9,821,000 in the same period of 1996. The reductions reflect an increase in interest-bearing assets, lower debt levels and lower interest rates in 1997 compared to 1996.

     Provision for income taxes amounted to $1,413,000 and $1,886,000 in the second quarter and first six months of 1997, respectively, as compared to $232,000 and $95,000 in the second quarter and first six months of 1996. Minority interest during each period reflects the interests of other shareholders in some of the Company's subsidiaries. During the second quarter of 1997 an outstanding convertible bond at Ferembal, S.A. (Ferembal) was converted into equity reducing the Company's ownership of Ferembal to 64% from 85%.

     Net income amounted to $2,530,000 ($0.75 per share) in the second quarter of 1997 and $3,610,000 ($1.08 per share) in the first six months of 1997. Net income amounted to $181,000 ($.06 per share) in the second quarter of 1996 and net loss amounted to $260,000 ($.08 per share) in the first six months of 1996.

FINANCIAL CONDITION
-------------------

CAPITAL REQUIREMENTS

     The Company acquired $2.6 million and $5.9 million of capital assets during the second quarter and first six months of 1997, respectively, consisting primarily of packaging equipment. These assets were acquired for cash. Similar types of assets are expected to be acquired for the remainder of 1997 and total annual capital expenditures are expected to amount to approximately $22 million.

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

LIQUIDITY

     The Company's liquidity position declined slightly during the first six months of 1997. Working capital decreased to approximately $76.1 million, and the current ratio amounted to 1.59 at June 30, 1997 compared to 1.76 at December 31, 1996.

     For the six months ended June 30, 1997, net cash provided by operating activities amounted to $577,000. Operating activities also funded a large increase in inventories. The Company's inventories and accounts receivable increase in the second and third quarters of each year primarily as a result of the seasonality of Ferembal's business which peaks at these periods because of the harvest of vegetable crops for canning. Net cash used in investing activities amounted to $22 million during the first six months of 1997 including $5.9 million for capital expenditures. Most of the cash used for investments, which consist primarily of short-term interest-bearing assets, was generated by PCI. Most of the cash generated by short-term borrowings was used by Ferembal for inventory and receivables. The Company expects that, as Ferembal collects receivables and reduces its seasonally high inventories relating to vegetable canning, these short term borrowings will be repaid.

     At June 30, 1997, the Company had an available credit line under a Revolving Credit Agreement of $1 million. In addition, the Company's consolidated subsidiaries had available approximately $75 million in credit lines and bank overdraft facilities at June 30, 1997. However, the Company's ability to draw upon these lines for other than its subsidiaries' needs is restricted.

     The Company expects that cash from operations and its existing banking facilities will be sufficient to meet its operating needs for the remainder of 1997.


                                    PART II
                               OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

At the annual meeting of stockholders on May 21, 1997, of the 3,109,827 shares (97%) represented at the meeting, 2,469,536 votes were cast in favor of the election as directors of each of Messrs. D. Bainton, K. Bainton, R. Bainton, Benson, DiGiovanna, Greeven, O'Neill, Serrell, Utting, Yazgi and J.L. Zapata. Votes withheld were 640,291for each person.

In addition, a proposal to amend the Certificate of Incorporation to classify the Board of Directors into three classes, each class consisting of approximately one-third of the total number of authorized directors and being elected every third year for a third year term was approved. Votes in favor of the proposal numbered 1,694,438; votes against were 771,318; and, votes abstaining were 3,733.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a) Exhibits Required

     (3)   Articles of Incorporation as amended...............................................   Page  13

     (10)  Employment Agreement with Donald J. Bainton as Amended May 21, 1997................   Page 17

     (11)  Statement re computation of per share earnings....................... See Note 1(c) on Page 8

     (27)  Financial Data Schedule............................................................   Page 19

     All other items for which provision is made in the applicable regulations of the Securities and Exchange omission have been omitted as they are not required under the related instructions or they are inapplicable.

(b) Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter ended June 30, 1997.

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


DATED:   AUGUST 11, 1997