Form 10-Q
period 1997-09-30
CONTINENTAL CAN CO INC /DE/
filed 1997-11-12
CIK 103392

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
_______         OF THE SECURITIES EXCHANGE ACT OF 1934

                For the period ended   SEPTEMBER 30, 1997
                                     -----------------------

                                       OR

_______         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________ to ________.

                Commission File Number:   1-6690


                          CONTINENTAL CAN COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                   11-2228114
  -----------------------                -----------------------------------
  (State of Incorporation)               (I.R.S. Employer Identification No.)


301 Merritt 7 Corporate Park, Norwalk, CT       06856
--------------------------------------------------------------
(Address of principal executive offices)        Zip Code


                    (203) 750-5900
----------------------------------------------------
(Registrant's telephone number, including area code)


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

The number of shares outstanding of the registrant's Common Stock ($.25 par value) as of November 7, 1997 is 3,217,355.

FORM 10-Q

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996 and September 30, 1996

Consolidated Statements of Earnings for the Three Months Ended September 30, 1997 and 1996

Consolidated Statements of Earnings for the Nine Months Ended September 30, 1997 and 1996

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1997 and 1996

Notes to Consolidated Financial Statements

                 CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                SEPTEMBER 30, 1997 AND 1996 AND DECEMBER 31, 1996
                                   (UNAUDITED)



(In thousands)

                                                     SEPTEMBER 30,    DEC. 31,        SEPTEMBER 30,
                                                        1997            1996             1996
                                                     ------------   ------------    -------------

ASSETS:

Current Assets:

  Cash and cash equivalents                           $   8,667       $  15,020       $   2,748
  Investment securities                                  27,799           1,210             --

Accounts Receivable:
  Trade accounts                                         84,618          74,677         112,345
  Other                                                   7,241           7,217          11,984
  Less allowance for doubtful accounts                   (4,459)         (4,378)         (5,502)
                                                      ---------       ---------       ---------

Accounts receivable, net                                 87,400          77,516         118,827
Inventories                                              86,476          82,911          94,761
Prepaid expenses and other current assets                 6,154           5,938           5,184
                                                      ---------       ---------       ---------

          TOTAL CURRENT ASSETS                          216,496         182,595         221,520
                                                      ---------       ---------       ---------

Property, plant and equipment, at cost:

  Land, building and improvements                        46,326          49,788          51,251
  Manufacturing machinery and equipment                 199,419         216,760         270,742
  Furniture, fixtures and equipment                       8,750           9,434           9,865
  Construction in progress                               17,764           8,644          31,286
                                                      ---------       ---------       ---------
                                                        272,259         284,626         363,144

  Less accumulated depreciation and amortization        131,301         132,850         167,516
                                                      ---------       ---------       ---------

Net property, plant and equipment                       140,958         151,776         195,628

Goodwill, net of accumulated amortization                28,981          31,130          13,635
Other assets                                             25,808          25,531          24,603
                                                      ---------       ---------       ---------

          TOTAL ASSETS                                $ 412,223       $ 391,032       $ 455,386
                                                      =========       =========       =========



See accompanying notes to consolidated financial statements.

                 CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                SEPTEMBER 30, 1997 AND 1996 AND DECEMBER 31, 1996
                                   (UNAUDITED)




(In thousands)

                                                          SEPTEMBER 30,    DEC. 31,       SEPTEMBER  30,
                                                             1997            1996            1996
                                                          ------------    ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Short-term borrowings                                    $  17,757       $   8,633      $  53,134
  Accounts payable - trade                                    54,721          44,169         54,171

  Accrued liabilities:
    Employee compensation and benefits                        17,687          18,421         19,999
    Other accrued expenses                                    19,919          13,536         25,941
  Current installments of long-term debt and
    obligations under capital leases                          10,306           5,080         24,705
  Income taxes payable                                         2,113           1,710          3,086
  Other current liabilities                                   12,448          12,299          9,277
                                                           ---------       ---------      ---------

          TOTAL CURRENT LIABILITIES                          134,951         103,848        190,313

Long-term debt, excluding current installments               146,916         156,373        112,434
Obligations under capital leases, excluding
  current installments                                        12,549          14,377         15,304
Deferred income taxes                                          4,260           3,641          3,657
Other liabilities                                             28,595          32,179         28,976
                                                           ---------       ---------      ---------

          TOTAL LIABILITIES                                  327,271         310,418        350,684

Minority interest                                             15,896          11,990         28,488

STOCKHOLDERS' EQUITY:
Capital stock:
  First preferred stock, cumulative $25 par value
    Authorized 250,000 shares; no shares issued                 --              --             --
  Second preferred stock, 4% non-cumulative,
    $100 par value. Authorized 1,535 shares;
    no shares issued                                            --              --             --
  Common stock, $.25 par value. Authorized 20,000,000
    shares; Outstanding  3,217,355 shares in 1997,
    and 3,201,035 shares in December and September
    1996                                                         804             800            800
                                                           ---------       ---------      ---------
                                                                 804             800            800

Additional paid-in capital                                    44,225          43,997         43,945
Retained earnings                                             28,535          21,182         29,124
                                                           ---------       ---------      ---------
                                                              73,564          65,979         73,869
Cumulative foreign currency translation adjustment            (4,508)          2,645          2,345
                                                           ---------       ---------      ---------

          TOTAL STOCKHOLDERS' EQUITY                          69,056          68,624         76,214
                                                           ---------       ---------      ---------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 412,223       $ 391,032      $ 455,386
                                                           =========       =========      =========



See accompanying notes to consolidated financial statements.

                 CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)



(In thousands, except per share data)

                                                         1997            1996
                                                      ------------    ----------

Net sales                                             $ 153,294       $ 170,882
Cost of sales                                           129,531         142,722
                                                      ---------       ---------
  Gross profit                                           23,763          28,160
Restructuring charges                                      --               400
Selling, general and administrative expenses             11,648          17,310
                                                      ---------       ---------
  OPERATING INCOME                                       12,115          10,450

Other income (expense):
  Interest expense, net                                  (4,080)         (5,005)
  Foreign currency exchange (loss) gain                      54             (69)
  Other - net                                               (19)           (123)
                                                      ---------       ---------
NET OTHER EXPENSE                                        (4,045)         (5,197)

Income before provision for income taxes
  and minority interest                                   8,070           5,253
Provision for income taxes                                2,726           1,523
                                                      ---------       ---------
Income before minority interest                           5,344           3,730
Minority interest                                         1,598           1,088
                                                      ---------       ---------
NET INCOME                                            $   3,746       $   2,642
                                                      =========       =========

NET EARNINGS PER COMMON SHARE                         $    1.07       $    0.80
                                                      =========       =========


See accompanying notes to consolidated financial statements.

                 CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)



(In thousands, except per share data)

                                                         1997           1996
                                                      ---------       ----------

Net sales                                             $ 414,365       $ 443,527
Cost of sales                                           347,130         374,981
                                                      ---------       ---------
  Gross profit                                           67,235          68,546
Restructuring charges                                      --             1,500
Selling, general and administrative expenses             40,248          48,295
                                                      ---------       ---------
  OPERATING INCOME                                       26,987          18,751

Other income (expense):
  Interest expense, net                                 (12,195)        (14,826)
  Foreign currency exchange gain (loss)                     124             153
  Other - net                                               (21)            (90)
                                                      ---------       ---------
NET OTHER EXPENSE                                       (12,092)        (14,763)

Income before provision for income taxes
  and minority interest                                  14,895           3,988
PROVISION FOR INCOME TAXES                                4,612           1,618
                                                      ---------       ---------

Income before minority interest                          10,283           2,370

Minority interest                                         2,930             (12)
                                                      ---------       ---------

NET INCOME                                            $   7,353       $   2,382
                                                      =========       =========

NET EARNINGS PER COMMON SHARE                         $    2.10       $    0.72
                                                      =========       =========



See accompanying notes to consolidated financial statements.

                 CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)



(In thousands)

                                                           1997           1996
                                                         ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                           $  7,353       $  2,382

    Depreciation and amortization                          15,538         26,322

    Minority interest                                       2,930            (12)

    Other adjustments                                      (4,619)       (17,496)
                                                         --------       --------

          NET CASH PROVIDED BY OPERATING ACTIVITIES        21,202         11,196

CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                  (11,622)       (25,815)

    Other                                                 (25,999)          (219)
                                                         --------       --------

          NET CASH USED IN INVESTING ACTIVITIES           (37,621)       (26,034)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Net proceeds from long term debt                        1,351          1,148

    Net proceeds from short term borrowings                10,253          6,954

    Other                                                    (123)            78
                                                         --------       --------

          NET CASH PROVIDED BY FINANCING ACTIVITIES        11,481          8,180

Effect of exchange rate changes on cash                    (1,415)           481
                                                         --------       --------

Decrease in cash and cash equivalents                      (6,353)        (6,177)

Cash and cash equivalents at beginning of period           15,020          8,925
                                                         --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  8,667       $  2,748
                                                         ========       ========



See accompanying notes to consolidated financial statements.

                 CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

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

        (c) Earnings Per Common Share

             Earnings per common share is based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include dilutive stock options (using the treasury stock method) exercisable under the Company's option plans and warrants. Weighted average shares outstanding in the third quarter of 1997 and 1996 were 3,511,243 and 3,285,967, respectively, and for the first nine months of 1997 and 1996 were 3,501,642 and 3,289,370, respectively.

             In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), Earnings per Share, which supersedes APB No. 15, Earnings per Share. The new pronouncement is effective for the December 31, 1997 financial statements and earlier adoption is not permitted. Upon adoption, the Company will be required to change its current method of computing earnings per share and to restate all prior periods.

             Under SFAS No. 128, primary earnings per share will be replaced with basic earnings per share. Basic earnings per share will exclude the dilutive effect of stock options. In addition, the new pronouncement requires that diluted earnings per share, formerly known as fully diluted earnings per share, be calculated using the treasury stock method of applying the average market price for the period rather than the higher of the average market price or the ending market price. Under SFAS No. 128, for the three and nine months ended September 30, 1997, the Company's basic earnings per share would have been $1.17 and $2.29 and its diluted earnings per share would have been $1.09 and $2.20, respectively.

 (2)  Inventories

      Inventories consist principally of packaging materials. The components of inventory were as follows: (000's omitted)

                                            September 30,        December 31,       September 30,
                                                1997                1996                1996
                                           ---------------      --------------     --------------

   Finished goods                            $  44,610            $  39,746        $      44,851
   Work in process                              10,246                6,627               10,066
   Raw materials                                34,673               40,785               41,869
                                           ---------------      --------------     --------------
                                             $  89,529            $  87,158        $      96,786
   LIFO reserve                                 (3,053)              (4,247)              (2,025)
                                           ---------------      --------------     --------------
                                             $  86,476            $  82,911        $      94,761
                                           ===============      ==============     ==============



(3)   Property, Plant and Equipment

      Effective January 1, 1997, the Company revised its estimates of the useful lives of certain machinery and equipment. These changes were made to better reflect the estimated periods during which these assets will remain in service. For the quarter and nine months ended September 30, 1997, the change had the effect of decreasing depreciation expense by $1,204,000 and $3,724,000, respectively. After adjusting for an assumed tax rate of 38% and minority interest, this change increased net income by $530,000 ($0.15 per share) for the third quarter and $1,746,000 ($0.50 per share) for the first nine months of 1997.

(4)   Restructuring Charges

      The Company's subsidiary, Plastic Containers, Inc. (PCI), recorded charges of $1,100,000 and $400,000 in the second and third quarters of 1996, respectively, in connection with a plan to consolidate certain manufacturing operations, reduce operating costs and better position itself to achieve its corporate objectives. The charges primarily reflected severance costs from workforce reductions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

        Sales during the third quarter of 1997 amounted to $153,294,000 as compared to $170,882,000 in the third quarter of 1996. Sales in the first nine months of 1997 decreased to $414,365,000 from $443,527,000 in the same prior year period. The decline in sales primarily reflected foreign currency translation rate differences amounting to $15.6 million and $28.3 million in the third quarter and first nine months of 1997, respectively. On a consolidated basis, resin price increase pass-throughs amounting to $3.6 million in the third quarter of 1997 and $15.2 million in the first nine months of 1997 offset declines resulting from the deconsolidation of Onena of $4.8 million for the third quarter and $16 million for the first nine months of 1997.

        Gross profit was lower in each period of 1997 than the same prior year period. Gross profit as a percentage of sales decreased by approximately 1% in the third quarter and increased by 1% in the first nine months of 1997 from the same periods of 1996.

        Results for the third quarter and first nine months of 1996 included a $400,000 and $1.5 million restructuring charge, respectively, for plant rationalization and realignment at PCI. These amounts reflected severance costs for employees at two plants which will be closed. The remaining business from those facilities, which had not previously been relocated as a result of changes in customers' filling locations, were consolidated in PCI's other facilities.

        Selling, general and administrative expenses was lower in each period of 1997 than 1996. Selling, general and administrative expenses as a percentage of sales decreased by approximately 1.2% in the first nine months of 1997 versus the same prior year period. Selling, general and administrative expenses as a percentage of sales in the third quarter of 1997 was approximately 2.5% lower than in 1996. The change in selling, general and administrative expenses as a percentage of sales primarily reflects cost reductions. Because of these various factors, operating income amounted to $12,115,000 and $26,987,000 in the third quarter and first nine months of 1997, respectively, compared to $10,450,000 and $18,751,000 in the third quarter and first nine months of 1996, respectively.

        Net interest expense decreased to $4,080,000 in the third quarter of 1997 from $5,005,000 in the third quarter of 1996. Net interest expense declined to $12,195,000 in the first nine months of 1997 versus $14,826,000 in the first nine months of 1996. The decline in net interest expense reflects both lower net debt levels and lower interest rates.

        Provision for income taxes amounted to $2,726,000 and $4,612,000 in the third quarter and first nine months of 1997, respectively, and provision for income taxes amounted to $1,523,000 and $1,618,000 in the third quarter and first nine months of 1996, respectively, reflecting offsetting amounts of tax benefits and charges for accounting purposes in the Company's subsidiaries. Minority interest during each period reflects the interests of other shareholders in some of the Company's subsidiaries.

        Net income amounted to $3,746,000 ($1.07 per share) in the third quarter and $7,353,000 ($2.10 per share) in the first nine months of 1997. Net income amounted to $2,642,000 ($.80 per share) in the third quarter and $2,382,000 ($0.72 per share) in the first nine months of 1996.

FINANCIAL CONDITION

CAPITAL REQUIREMENTS

        The Company acquired $5,736,000 and $11,622,000 of capital assets during the third quarter and first nine months of 1997, respectively, consisting primarily of packaging equipment. These assets were acquired for cash. Similar types of assets are expected to be acquired for the remainder of the year and total capital expenditures are expected to amount to approximately $20 million in 1997.

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

LIQUIDITY

        The Company's liquidity position improved during the first nine months of 1997. Working capital amounted to approximately $81.5 million, and the current ratio amounted to 1.6 at September 30, 1997 compared to 1.76 at December 31, 1996.

        For the nine months ended September 30, 1997, net cash provided by operating activities amounted to $21,202,000 all of which is attributable to PCI. Ferembal typically uses cash in the third quarter of each year primarily as a result of the seasonality of its business which peaks at this period because of the harvest of vegetable crops for canning. Net cash used in investing activities amounted to $37,621,000 during the first nine months of 1997. Of this amount $11.6 million related to capital expenditures with the remainder being invested in short-term interest bearing assets. In the same period, the Company increased short term borrowings by approximately $10 million and funded the remainder of its needs with existing cash. The Company expects that, as Ferembal collects receivables and reduces its seasonally high inventories relating to vegetable canning, these short term borrowings will be repaid or refinanced.

        At September 30, 1997, the Company's consolidated subsidiaries had available approximately $65 million in credit lines and bank overdraft facilities. However, the Company's ability to draw upon these lines for other than its subsidiaries' needs is restricted.

        The Company expects that cash from operations and its existing banking facilities will be sufficient to meet its operating needs for the remainder of 1997.

                                     PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Required

    (11) Statement re computation of per share earnings
         See Note 1(c) on..............................................Page    8

    (27) Financial Data Schedule.......................................Page   13

    All other items for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted as they are not required under the related instructions or they are inapplicable.

(b) Reports on Form 8-K

       No Reports on Form 8-K were filed in the quarter ended September 30, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CONTINENTAL CAN COMPANY, INC.
                                              (REGISTRANT)




                                       By: /s/ Abdo Yazgi
                                           _____________________________________
                                           Abdo Yazgi
                                           Principal Financial Officer
                                           and on behalf of registrant

DATED:   NOVEMBER 8, 1997