Form 10-K
period 1997-12-31
CONTINENTAL CAN CO INC /DE/
filed 1998-03-25
CIK 103392

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

    X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from _____ to _____.

                         Commission File Number: 1-6690

                          CONTINENTAL CAN COMPANY, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                               11-2228114
  --------------------------------         ------------------------------------
       (State of Incorporation)            (I.R.S. Employer Identification No.)


 301 Merritt 7 Corporate Park, Norwalk, CT                 06856
-------------------------------------------   ----------------------------------
  (Address of principal executive offices)               (Zip code)


Registrant's telephone number, including area code:    (203) 750-5900

Securities registered pursuant to Section 12 (b) of the Act:

   Common Stock ($.25 par value)              New York Stock Exchange
-----------------------------------  -------------------------------------------
      (Title of each class)          (Name of each exchange on which registered)

Securities registered pursuant to Section 12 (g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X    NO
    ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K {__}.

The aggregate market value of voting stock held by non-affiliates of the Registrant based on the closing price at which such stock was sold on the New York Stock Exchange on March 23, 1998 was $111,504,687.

The number of shares of Common Stock outstanding on March 23, 1998 was 3,387,213 shares.

ITEM 1.  BUSINESS

(a)      General Development of Business

         Continental Can Company, Inc. (the Company) is a publicly traded company incorporated in Delaware in 1970 under the name Viatech, Inc. The name of the Company was changed to Continental Can Company, Inc. in October 1992. The Company is engaged in the packaging business through a number of operating subsidiaries. The Company's packaging business consists of (i) its 84% owned domestic subsidiary, Plastic Containers, Inc. (PCI), which owns Continental Plastic Containers, Inc. and Continental Caribbean Containers, Inc. (collectively, CPC), (ii) its wholly owned German operating subsidiary, Dixie Union GmbH & Company KG (Dixie Union) and (iii) its majority-owned European operating subsidiary, Ferembal S.A. (Ferembal), which in turn owns 96% of Obalex, A.S. (Obalex). PCI is a leading manufacturer of extrusion blow-molded containers in the United States. Ferembal is a manufacturer of rigid packaging, primarily food cans, of which it is the second largest supplier in France. Obalex is a manufacturer of metal cans in the Czech Republic. Dixie Union manufactures plastic films and packaging machines, primarily for the food and pharmaceutical industries. The Company also owns Lockwood, Kessler & Bartlett, Inc. (LKB) which provides services principally in the fields of mapping and survey, civil and structural engineering, mechanical and electrical engineering, and construction administration and inspection.

         In January 1998, Suiza Foods Corporation signed a definitive agreement to acquire the Company for stock and assumption of debt in a purchase transaction. The transaction is expected to be completed during the second quarter of 1998. Any impact of the transaction on the consolidated financial statements of the Company has not yet been determined.

(b) Financial Information About Industry Segments

         The Company has one reportable industry segment - packaging, as determined in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 14.

(c) Narrative Description of Business

         The Company manufactures packaging which accounted for 98.1%, 98.5%, and 98.4% of its consolidated revenues in 1997, 1996 and 1995 respectively.

         CPC - The Company's 84% owned subsidiary, PCI, acquired CPC in November 1991. CPC, headquartered in Norwalk, Connecticut, has fourteen manufacturing plants in the continental United States and one in Puerto Rico. CPC is a leader in the development, manufacture and sale of a wide range of extrusion blow-molded plastic containers for household chemicals, food and beverages, automotive products and motor oil, industrial and agricultural chemicals and cosmetics and toiletries. CPC manufactures single and multi-layer containers, primarily from high density polyethylene and polypropylene resins, ranging in size from two ounces to 2.5 gallons. Some of these multi-layer containers include a barrier layer of ethyl vinyl alcohol which renders the container oxygen tight and makes it suitable for use in food products which are subject to spoilage or deterioration if exposed to oxygen. CPC sells containers to national consumer products companies, including Clorox Company, Coca-Cola Foods, Colgate-Palmolive Company, Lever Brothers, Mobil Oil Corporation, Pennzoil Products Company, Procter & Gamble Company, and Quaker Oats Company. CPC, in many cases, manufactures substantially all of a customer's container requirements for specific product categories or for particular container sizes. CPC has long-standing relationships with most of its customers and has long-term contracts or agreements with customers representing a substantial portion of its dollar sales volume.

         Ferembal - The Company owns 64% of Ferembal. Ferembal, headquartered in Paris, has five manufacturing plants located in each of the main agricultural regions of France. The Roye plant, located in Picardie, was built in 1964 and expanded substantially in 1968. Its three main divisions include coil cutting, printing and varnishing; the manufacture of ends and bodies; and assembly. There are five welded lines in operation at Roye and all industrial products are manufactured at this plant. The Moelan plant, located in Brittany, is set up along similar lines as the Roye plant with five welded lines. The Ludres plant, in eastern France, is Ferembal's largest facility. In addition to twelve presses and two easy-open end manufacturing units, Ludres has nine body assembly lines. Ferembal's research and development and technical service departments are also located at Ludres. The Veauche plant was built in 1982 to service southern France.

Approximately 90% of the output of the two welded lines is "passed through the wall" to a customer for the canning of pet food. The Ville Neuve sur Lot plant was built in 1991 and went into production with a three piece can line in early 1992. A two piece can line went into production at this facility in mid-1992. Ferembal also operates a three piece can line at a customer's facility in Locmine.

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

         Obalex - The Company's subsidiary, Ferembal, owns 96% of the outstanding stock of Obalex. Obalex is headquartered in a three building complex on a 5 acre site in Znojmo, Czech Republic, which also serves as its sole manufacturing facility. Obalex manufacturers both two and three-piece cans for food which account for approximately 80% of its sales and a number of can products for industrial end users.

         Dixie Union - The Company, through wholly owned subsidiaries, owns all of the outstanding stock of Dixie Union. Dixie Union is headquartered in Kempten, Germany and has a subsidiary company in France. Dixie Union manufactures three main product lines for the packaging industry: multi-layer shrink bags, composite plastic films and packaging machines and slicers. Most of Dixie Union's customers are in the food and pharmaceutical industries.

         LKB - The Company owns 100% of LKB, a consulting engineering firm, located in Syosset, New York. LKB provides services to clients in the fields of transportation, site, municipal, electrical and mechanical, and environmental engineering. Most of LKB's clients are public sector state and municipal agencies, utilities, financial institutions and developers. Most of its projects involve infra-structure design and rehabilitation, environmental reports and services, and utility substation design.

         Other Matters - The primary users of products manufactured by the Company are firms in the food and snack food, pet food, household chemical, motor oil and pharmaceutical industries.

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

         The Company is not dependent upon a single customer or a few customers. Sales to one customer exceeded 10% of the Company's consolidated revenues in 1997.

         As of December 31, 1997, the Company's backlog was approximately $15.8 million (compared to $20.2 million at December 31, 1996). All backlog is expected to be filled within the current fiscal year. Ferembal, Obalex, and Plastic Containers, Inc. produce most of their products under open orders. As a result, none of the foregoing backlog is attributable to them.

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

         The amount spent on research and development activities amounted to approximately $12,509,000 in 1997, $11,495,000 in 1996 and $12,187,000 in 1995.

         The number of persons employed by the Company as of December 31, 1997 and 1996 was 3,442 and 3,463 respectively.

(d) Foreign and Domestic Operations

         Sales to unaffiliated customers are set out below:



                                                            1997                      1996                     1995
                                                          --------                  --------                 ------
                                                                                    (In thousands)

          Europe                                          $246,355                  $297,491                 $312,137
          United States                                    295,682                   282,703                  295,470
          Other                                              4,247                     4,840                    6,780
                                                         ---------                ----------                ---------
          Total                                           $546,284                  $585,034                 $614,387
                                                          ========                  ========                 ========

         Information regarding the operating profit and the identifiable assets attributable to the Company's foreign operations is incorporated herein by reference to Note 16 of the Consolidated Financial Statements appearing on page 27.

ITEM 2.  PROPERTIES

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

         The following table sets forth the location and square footage of CPC's production facilities which are used for both manufacture and warehousing of finished goods:


                                           SIZE IN                                                    SIZE IN
         PLANT LOCATION                  SQUARE FEET             PLANT LOCATION                     SQUARE FEET
         --------------                  -----------             --------------                     -----------
         Santa Ana, CA                      103,000              Lima, OH                              123,000
         Fairfield, CA                       66,000              Newell, WV                             50,000
         Houston, TX                         80,000              Oil City, PA                           96,000
         Kansas City, KS                    173,000              Baltimore, MD                         151,000
         Elk Grove, IL                      183,000              Lakeland, FL                          218,000
         DuPage, IL                         104,000              Caguas, Puerto Rico                    47,000
         Cincinnati, OH                     130,000              West Memphis, AR                       60,000
         Atlanta, GA                         85,000

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The common stock of Continental Can Company, Inc. is traded on the New York Stock Exchange. The following table indicates the quarterly high and low sales prices for Continental Can Company, Inc. (CAN) common stock for the last two years.

                                            1997                            1996
-------------------------------------------------------------------------------------------
Quarter                     High             Low               High             Low
-------------------------------------------------------------------------------------------
First                        $16-3/8         12-5/8             $17             15-1/8
Second                        20-1/4         14-1/2              15-1/2         13-7/8
Third                         27             19-1/2              14-7/8         10-3/4
Fourth                        26-9/16        20-9/16             16-3/4         11

         No dividends were paid to the holders of common stock for the years 1997, 1996 and 1995. The Company has no present intention to pay dividends on its common stock. There were 274 stockholders of record as of March 16, 1998.

ITEM 6.  SELECTED FINANCIAL DATA(1)




                                              1997           1996            1995           1994            1993
                                            --------       --------        --------       --------        ------
Net sales (2)                               $546,284       $585,034        $614,387       $537,180        $481,842
                                            ========       ========        ========       ========        ========
Net income (loss) (2) (3)                    $ 7,986       $ (5,560)       $    555       $  4,445        $    988
                                             =======       ========        ========       ========        ========
Earnings (loss) per
   common share (3)
   Basic                                     $  2.49       $  (1.74)       $    .17       $   1.45        $    .34
                                             =======       ========        ========       ========        ========
   Diluted                                   $  2.41       $  (1.71)       $    .17       $   1.34        $    .33
                                             =======       ========        ========       ========        ========
Weighted average
   shares outstanding   - Basic (4)            3,210          3,200           3,167          3,057           2,867
                                             =======       ========        ========       ========        ========
                        - Diluted              3,312          3,252           3,257          3,057           2,867
                                             =======       ========        ========       ========        ========
Total assets                                $375,406       $391,032        $445,411       $423,585        $385,907
                                            ========       ========        ========       ========        ========
Long term debt and capitalized
   lease obligations                        $156,418       $170,750        $143,138       $142,361        $153,982
                                            ========       ========        ========       ========        ========
Total stockholders'
   equity (4)                               $ 68,782       $ 68,624        $ 76,298       $ 70,696        $ 60,855
                                            ========       ========        ========       ========        ========
Working capital                            $  69,034       $ 78,747        $ 46,195       $ 71,348        $ 66,105
                                           =========       ========        ========       ========        ========
Current ratio                                   1.66           1.76            1.29           1.52            1.67
                                                ====           ====            ====           ====            ====


(1)      In thousands, except per share amounts and current ratio.
(2) In 1993, includes sales of $10,682 and net income of $238 related to the purchase of Obalex.
(3) Includes an extraordinary charge of $6,136 ($1.92 per share basic and $1.89 diluted) in 1996. Includes an extraordinary charge of $115 ($.04 per share both basic and diluted) in 1995. Includes a charge for the cumulative effect of an accounting change of $262 ($.08 per share both basic and diluted) and an extraordinary charge of $108 ($.04 per share basic and $.03 diluted) in 1994.
(4) The 1994 weighted average shares outstanding include 268 shares issued in May 1994 upon the conversion of the Company's 10-3/4% Convertible Subordinated Debentures.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1997 VS. 1996

         In 1997 net sales decreased 6.6% to $546.3 million from $585 million in 1996. This decline resulted primarily from foreign currency translation rate differences (approximately $36 million). The decline in sales resulting from the deconsolidation of Onena in 1996 of (approximately $20 million) was almost completely offset by an increase in resin prices which are passed-through to customers of PCI (approximately $14 million) and unit volume increases (approximately $4 million).

         Backlog at December 31, 1997 amounted to $15.8 million as compared to $20.2 million at December 31, 1996. Since PCI, Ferembal and Obalex produced most of their products under open order, none of this backlog is attributable to them.

         Gross profit in 1997 was negatively impacted by lower sales and an increase in operating lease expense of approximately $5.3 million resulting from the PCI refinancing in late 1996. Positive impacts on gross profit were cost reduction efforts at PCI and Ferembal, S.A. (Ferembal). Also, in January 1997, the Company revised its estimates of the useful lives of certain machinery and equipment to better reflect the estimated periods during which these assets will be in service and capitalized spare parts at Ferembal to be consistent with the Company's other subsidiaries. Therefore, depreciation expense decreased by $4.5 million, and spare parts expense also decreased by $3 million. As a result of these offsetting factors, gross profit increased 2.6% to $89.3 million in 1997 from $87 million in 1996. Gross profit as a percentage of sales improved to 16.3% in 1997 from 14.9% in 1996.

         There were no restructuring charges in 1997. Restructuring charges in 1996 totalled $7.6 million and included the costs associated with two plant closings at PCI ($6.5 million) and termination benefits for certain employees at Ferembal ($1.1 million). Selling, general and administrative expense declined approximately $1.7 million from 1996 to 1997. Selling, general and administrative expense as a percentage of sales increased to 10.6% in 1997 from 10.2% in 1996 reflecting the relatively fixed cost of many of these expenses in relation to sales. As a result of these various factors operating income increased substantially to $31.5 million in 1997 as compared to $19.9 million in 1996. The operating income margin increased to 5.8% in 1997 as compared to 3.4% in 1996.

         Net interest expense decreased to $16 million from $19.6 million in 1996. This decline resulted from both lower weighted average rates and reduced net debt balances during 1997 than 1996.

         The Company's provision for taxes is an amalgamation of the tax charges and tax benefits of itself and its subsidiaries. Minority interest in 1997 and 1996 reflects the interest of other shareholders in PCI, Ferembal and Obalex.

         Net income amounted to $7.986 million in 1997 ($2.49 per share basic; $2.41 per share diluted). Income before extraordinary item amounted to $576,000 in 1996 ($.18 per share basic and diluted). An extraordinary item amounting to $6.136 million was recorded in 1996 relating to the cost of an early extinguishment of debt. Net loss amounted to $5.560 million in 1996 ($1.74 per share basic; $1.71 per share diluted).

1996 VS. 1995

         In 1996, net sales decreased 4.8% to $585 million from $614.4 million in 1995. This decline resulted primarily from foreign currency translation rate differences (approximately $10 million), resin price decreases which are a customer pass-through at PCI (approximately $9 million), and volume decreases primarily in the Company's European flexible packaging operations (approximately $8 million).

         Backlog at December 31, 1996, amounted to $20.2 million as compared to $22.6 million at December 31, 1995. Since PCI, Ferembal and Obalex produce most of their products under open order, none of this backlog is attributable to them.

         Gross profit decreased 3.7% to $87 million in 1996 from $90.4 million in 1995. Gross profit as a percentage of sales improved to 14.9% in 1996 as compared to 14.7% in 1995. The decrease in gross profit resulted from lower sales volume and foreign currency translation rate differences. The increase in gross profit margin reflected the pass-through of resin price decreases, equally reducing sales and cost.

         Restructuring charges amounted to $7,624,000 and $4,905,000 in 1996 and 1995, respectively. Charges of $1,124,000 in 1996 and $5,003,000 in 1995 related to termination benefits for certain employees of Ferembal and reflect a response to continuing competitive pressure in Ferembal's marketplace. Restructuring charges reflected two plant closings at PCI and amounted to $6,500,000 in 1996. One closing had been completed by year-end while the other plant was expected to be completed in the first quarter of 1997.

         Selling, general and administrative expenses as a percentage of net sales amounted to 10.2% in 1996 as compared to 10.6% in 1995 and reflects the Company's continued emphasis on cost reductions. As a result of these various factors, operating income decreased to $19,874,000 in 1996 from $20,598,000 in 1995, while operating margin remained at 3.4% in 1996 and 1995.

         Net interest expense decreased slightly to $19.6 million in 1996 from $19.9 million in 1995. Foreign currency exchange gains amounted to $115,000 in 1996 compared to losses of $299,000 in 1995.

         The Company's consolidated effective tax rate is an amalgamation of the tax charges and tax benefits of itself and its subsidiaries. This rate reflects the offsetting nature of these items in consolidation. PCI utilized tax benefits of $1,876,000 and $2,505,000 in 1996 and 1995, respectively.

         Minority interest in 1996 and 1995 reflects the interest of other shareholders in PCI, Ferembal, Onena and Obalex.

         Income before extraordinary item in 1996 amounted to $576,000 ($.18 per share both basic and diluted). An extraordinary charge in 1996, net of the portion attributable to the minority interest, amounting to $6,136,000 ($1.92 per share basic; $1.89 diluted) related to costs associated with the early redemption of PCI's 10.75% Senior Secured Notes due in 2001.

         Net loss amounted to $5,560,000 ($1.74 per share basic; $1.71 per share diluted) in 1996 and net income amounted to $555,000 ($.17 per share both basic and diluted) in 1995.

FINANCIAL CONDITION

Capital Resources

         The packaging business utilizes relatively large amounts of specialized machinery and equipment which are periodically upgraded or replaced.

         Capital expenditures in 1997 amounted to $21.5 million primarily for the purchase of machinery and equipment. During 1997, major capital expenditures included the purchase of extrusion blow-molding lines and line changes at PCI and a can line at Ferembal. Expenditures in 1998 are expected to amount to approximately $28 million and be similar in character to those in 1997.

         The Company met its 1997 capital requirements with cash generated from operations, from existing funds and through borrowings. It is anticipated that such expenditures in 1998 will be financed in a similar manner.

LIQUIDITY

         The Company's liquidity position at December 31, 1997 declined slightly. Working capital decreased to $69.0 million at December 31, 1997 from $78.7 million at December 31, 1996. The current ratio decreased to 1.66 at December 31, 1997 from 1.76 at December 31, 1996.

         The Company's cash position decreased by $9.53 million between December 31, 1997 and 1996. Cash flows from operating activities provided $31.7 million for the Company in 1997, most of which related to depreciation and amortization. Cash from operations was used primarily for capital expenditures. The Company invested approximately $21.5 million in 1997 in property, plant and equipment. In addition, investment securities increased from $1.2 million to $20.4 million.

         The Company's packaging subsidiaries had available various unutilized credit facilities of approximately $80.9 million at December 31, 1997. However, the Company's ability to draw upon these lines for other than certain subsidiary purposes is restricted.

         The Company expects that cash from operations and its existing banking facilities will be sufficient to meet its needs both in 1998 and on a long-term basis.

UTILIZATION OF NET OPERATING LOSS CARRYFORWARDS

         The Company and its subsidiaries account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," issued in February 1992. This statement requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards, to the extent that realization of such benefits is more likely than not.

         As discussed in Note 9, PCI has tax net operating loss carryforwards (NOL's) totaling approximately $50 million which expire through 2010. SFAS No. 109 requires that the tax benefit of such NOL's be recorded as an asset to the extent that management assesses the utilization of such NOL's to be "more likely than not." Based upon the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies, management believes it is more likely than not the Company will realize the benefits of these deductible differences net of the existing valuation allowances at December 31, 1997.

         The NOL's available for future utilization were generated principally by operating losses caused by increased post-acquisition depreciation and amortization charges and additional interest expense on debt incurred in connection with the purchase. Additionally, in the year ended December 31, 1996, extraordinary losses were incurred due to the write-off of deferred financing costs. The operations of the Continental Plastic Container Companies have historically been profitable (excluding non-recurring items). In assessing the likelihood of utilization of existing NOL's, management considered the historical results of the Continental Plastic Container Companies' operations, both prior to the purchase and as subsidiaries of PCI, subsequent to the purchase and the current operating environment.

INFLATION AND CHANGING PRICES

         Costs and revenues are subject to inflation and changing prices in the packaging business. Since all competitors are similarly affected, product selling prices generally reflect cost increases resulting from inflation. At PCI, changes in the cost of plastic resin are passed-through to customers and have equal and offsetting effects on sales and costs of goods sold and, therefore, have no material effect on earnings and cash flow. Such changes can have a substantial impact on sales. Inflation has not been a material factor in the Company's revenues and earnings in the past three years.

YEAR 2000 DATE CONVERSION

         This issue affects computer systems that have time-sensitive programs that may not properly recognize the year 2000. Management believes it has identified the significant computer systems which are not year 2000 compliant and is in the process of correcting the problem. Corrections should be completed by the end of 1998. Costs are not expected to be material. If necessary modifications and conversions by those with which the Company does business are not completed timely or if any of the Company's significant computer systems are not year 2000 compliant, the year 2000 issue may have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

NEW ACCOUNTING STANDARDS

         In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement further requires that an entity display an amount representing total comprehensive income for the period in that financial statement. This Statement also requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency items and unrealized gains and losses on investments in equity securities. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. Based on current accounting standards, this Statement is not expected to have a material impact on the Company's consolidated financial statements. The Company will adopt this accounting standard effective January 1, 1998, as required.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This statement established standards for reporting information about operating segments, and related disclosures about products and services, geographic areas and major customers. The Company has not determined the impact that the adoption of this new accounting standard will have on its consolidated financial statement disclosures. The Company will adopt this statement effective January 1, 1998, as required. Interim information is not required until the second year of application, at which time comparative information is required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                 CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


(In thousands, except share data)



                                                                       1997                1996
                                                                   -------------       -------------
ASSETS

Current Assets:
     Cash and cash equivalents                                      $    5,486          $   15,020
     Investment securities                                              20,385               1,210

     Accounts Receivable:
         Trade                                                          62,883              74,677
         Other                                                           6,958               7,217
         Less allowance for doubtful accounts                           (5,549)             (4,378)
                                                                   -------------       -------------

     Accounts receivable, net                                           64,292              77,516
     Inventories                                                        79,113              82,911
     Prepaid expenses and other current assets                           4,788               5,938
                                                                   -------------       -------------

             Total current assets                                      174,064             182,595
                                                                   -------------       -------------

Property, plant and equipment, at cost:
     Land, building and improvements                                    46,405              49,788
     Manufacturing machinery and equipment                             212,300             216,760
     Furniture, fixtures and equipment                                   8,683               9,434
     Construction in progress                                            8,114               8,644
                                                                   -------------       -------------
                                                                       275,502             284,626

     Less accumulated depreciation and amortization                   (131,050)           (132,850)
                                                                   -------------       -------------

         Net property, plant and equipment                             144,452             151,776

Goodwill, net of accumulated amortization of $3,450
    and $2,645, in 1997 and 1996, respectively                          28,975             31,130
Other assets, net of accumulated amortization                           27,915             25,531
                                                                   -------------       -------------

             Total assets                                           $  375,406           $ 391,032
                                                                   =============       =============


See accompanying notes to consolidated financial statements

                 CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           DECEMBER 31, 1997 AND 1996




(In thousands, except share data)                                            1997               1996
                                                                        ------------       -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Short-term borrowings                                                $   11,778         $     8,633
     Accounts payable - trade                                                 43,532              44,169
     Accrued liabilities:
         Employee compensation and benefits                                   17,330              18,421
         Other accrued expenses                                               15,154              13,536
     Current installments of long-term debt and
         Obligations under capital leases                                      8,513               5,080
     Income taxes payable                                                        757               1,710
     Other current liabilities                                                 7,952              12,299
                                                                        ------------       -------------
             Total current liabilities                                       105,016             103,848

Long-term debt, excluding current installments                               144,942             156,373
Obligations under capital leases, excluding
    current installments                                                      11,476              14,377
Deferred income taxes                                                          4,725               3,641
Other liabilities                                                             26,408              32,179
                                                                        ------------       -------------
             Total liabilities                                               292,567             310,418

Minority interest                                                             14,057              11,990

Stockholders' Equity:
Capital stock:
     First preferred stock, cumulative $25 par value.
         Authorized 250,000 shares; no shares issued.                              -                   -
     Second preferred stock, 4% non-cumulative,
         $100 par value. Authorized 1,535 shares;
         no shares issued.                                                         -                   -
     Common stock, $.25 par value. Authorized
          20,000,000 shares; outstanding  3,217,355
         Shares in 1997 and 3,201,035 shares in 1996.                            804                 800
                                                                        ------------       -------------
                                                                                 804                 800

Additional paid-in capital                                                    44,226              43,997
Retained earnings                                                             29,168              21,182
Cumulative foreign currency translation adjustment                            (5,416)              2,645
                                                                        -------------      -------------

             Total stockholders' equity                                       68,782              68,624

Commitments and contingencies                                                      -                   -
                                                                        -------------      -------------
             Total liabilities and stockholders' equity                    $  375,406          $ 391,032
                                                                        =============      =============



See accompanying notes to consolidated financial statements

                 CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

(In thousands, except per share data)


                                                                            1997                 1996                 1995
                                                                        --------------       --------------       --------------
Net sales                                                                 $  546,284            $ 585,034            $ 614,387
Cost of sales                                                                456,998              498,008              523,978
                                                                        --------------       --------------       --------------
    Gross profit                                                              89,286               87,026               90,409
Selling, general and administrative expenses                                  57,799               59,528               64,906
Restructuring charges                                                              -                7,624                4,905
                                                                        --------------       --------------       --------------
    Operating income                                                          31,487               19,874               20,598

Other income (expense):
  Interest expense, net                                                      (15,965)             (19,593)             (19,917)
  Foreign currency exchange gain (loss)                                           58                  115                 (299)
  Other, net                                                                    (496)                (397)                (291)
                                                                        --------------       --------------       --------------
         Net other expense                                                   (16,403)             (19,875)             (20,507)

Income (loss) before provision (recovery) for income taxes,
    Minority interest and extraordinary item                                  15,084                   (1)                  91
Provision (recovery) for income taxes                                          3,850                1,245                 (503)
                                                                        --------------       --------------       --------------

Income (loss) before minority interest and
 Extraordinary item                                                           11,234               (1,246)                 594
Minority interest                                                              3,248               (1,822)                 (76)
                                                                        --------------       --------------       --------------
Income before extraordinary item                                               7,986                  576                  670
Extraordinary item, net                                                             -              (6,136)                (115)
                                                                        --------------       --------------       --------------

Net income (loss)                                                       $       7,986          $   (5,560)         $       555
                                                                        ==============       ==============       ==============

Earnings (loss) per common share - basic:
     Before extraordinary item                                          $       2.49          $      0.18          $       0.21
     Extraordinary item, net                                                       -                (1.92)                (0.04)
                                                                        --------------       --------------       --------------
Net earnings (loss) per common share - basic                            $       2.49          $     (1.74)         $       0.17
                                                                        ==============       ==============       ==============

Earnings (loss) per common share - diluted:
     Before extraordinary item                                          $       2.41          $      0.18          $       0.21
     Extraordinary item                                                            -                (1.89)                (0.04)
                                                                        --------------       --------------       --------------
Net earnings (loss) per common share - diluted                          $       2.41          $     (1.71)         $       0.17
                                                                        ==============       ==============       ==============


See accompanying notes to consolidated financial statements

                 CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



(In thousands)                                                                    1997              1996                 1995
                                                                             --------------    --------------       --------------
Cash Flows From Operating Activities:
     Net income (loss)                                                      $  7,986           $   (5,560)            $    555
         Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
         Depreciation and amortization                                        18,969               32,300               34,353
         Extraordinary loss on write off of capitalized
              Finance costs, net                                                   -                6,136                  115
         Minority interest                                                     3,248               (1,822)                 (76)
         Deferred income taxes                                                   779               (2,022)              (2,805)
         Gain on sale of capital assets                                          506                  722                   68
         Provision for doubtful accounts receivable                            1,716                 (769)               1,656
         Changes in Assets and Liabilities:
             Decrease in accounts receivable, net                              6,344               10,517               14,534
             (Increase) decrease in other receivables                         (1,020)               4,007                  697
             (Increase) decrease in inventories                               (1,933)                 224               (4,215)
             (Increase) decrease in prepaid expenses and
                 other current assets                                           (441)                (235)                 245
             Decrease in intangible assets                                         -                  121                    -
             Increase in other assets                                         (1,933)              (1,056)              (1,338)
             (Increase) decrease in pension asset/liability                      (59)                 182              (11,377)
             Increase (decrease) in accounts payable                           2,089               (4,895)              (9,144)
             Increase (decrease) in accrued liabilities                        1,120                2,257               (1,021)
             (Decrease) increase in income taxes payable                       (741)                  203                  362
             (Decrease) increase in other liabilities                         (4,944)                 568                2,462
                                                                        --------------       --------------       --------------
             Net Cash Provided by Operating Activities                        31,686               40,878               25,071

Cash Flows From Investing Activities:
     Purchase of minority interests                                             (159)             (30,715)              (1,448)
     Proceeds from maturities of investment securities                        25,834                   70                    2
     Purchases of investment securities                                      (45,009)              (1,000)                   -
     Proceeds from sale of capital assets                                        667               41,813                  986
     Capital expenditures, net of investment grants                          (21,472)             (33,301)             (42,482)
                                                                        --------------       --------------       --------------
             Net Cash Used in Investing Activities                           (40,139)             (23,133)             (42,942)

Cash Flows From Financing Activities:
     Principal payments of long-term debt and
         Obligations under capital leases                                     (6,101)            (116,265)             (14,742)
     Proceeds from long-term debt and obligations under
         Capital leases                                                        3,077              147,836                9,164
     Common stock issued                                                         233                  131                1,007
     Proceeds from (repayments of) short-term borrowings                       4,287              (32,866)              22,211
     Dividends paid by subsidiary to minority interest                          (350)                 (71)                 (49)
     Financing fees paid                                                        (367)              (5,514)                   -
     Premium on repurchase of bonds                                                -               (5,382)                   -
                                                                        --------------       --------------       --------------
             Net Cash Provided by (Used in) Financing Activities                 779              (12,131)              17,591
Effect of exchange rate changes on cash                                       (1,860)                 481                  429
                                                                        --------------       --------------       --------------
(Decrease) increase in cash and cash equivalents                              (9,534)               6,095                  149
Cash and cash equivalents at beginning of year                                15,020                8,925                8,776
                                                                        --------------       --------------       --------------
Cash and cash equivalents at end of year                                  $    5,486           $   15,020           $    8,925
                                                                        ==============       ==============       ==============



See accompanying notes to consolidated financial statements

                 CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



(In thousands)

                                                                                                       Cumulative
                                                           Common Stock                                  Foreign       Total
                                                           -------------     Additional                Currency       Stock-
                                                        Number                 Paid-in     Retained    Translation    holders'
                                                       of Shares    Amount     Capital     Earnings    Adjustment      Equity
                                                      ---------------------------------------------------------------------------
Balances January 1, 1995                                   3,151   $   788    $  42,872   $ 26,187      $   849       $ 70,696
     Net income                                                -         -            -        555            -            555
     Common stock issued                                      45        11          996          -            -          1,007
     Foreign currency translation adjustment                   -         -            -          -        4,040          4,040
                                                      ---------------------------------------------------------------------------

Balances December 31, 1995                                 3,196   $   799    $  43,868   $ 26,742      $ 4,889       $ 76,298
     Net loss                                                  -         -            -     (5,560)           -         (5,560)
     Common stock issued                                       5         1          129          -            -            130
     Foreign currency translation adjustment                   -         -            -          -       (2,244)        (2,244)
                                                      ---------------------------------------------------------------------------

Balances December 31, 1996                                 3,201   $   800    $  43,997   $ 21,182      $ 2,645       $ 68,624

     Net income                                                -         -            -      7,986            -          7,986
     Common stock issued                                      16         4          229          -            -            233
     Foreign currency translation adjustment                   -         -            -          -       (8,061)        (8,061)
                                                      ===========================================================================
Balances at December 31, 1997                              3,217   $   804    $  44,226   $ 29,168      $(5,416)      $ 68,782
                                                      ===========================================================================


See accompanying notes to consolidated financial statements

CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

(a)      Pending Sale of Continental Can Company, Inc.

In January 1998, Suiza Foods Corporation signed a definitive agreement to acquire the Company for stock and assumption of debt in a purchase transaction. The transaction is expected to be completed during the second quarter of 1998. Any impact of the transaction on the consolidated financial statements of the Company has not yet been determined.

(b)      Principles of Consolidation

Continental Can Company, Inc. (the Company) through its subsidiaries, manufactures extrusion blow-molded plastic containers, metal cans, plastic films and equipment for the packaging industry, and prints and laminates flexible packaging for the food and snack food industries. The accompanying consolidated financial statements include the accounts of the Company and its majority-owned foreign and domestic subsidiaries.

At December 31, 1997, the Company owned the following packaging related businesses: 64% of Ferembal S.A. (Ferembal) (see Note 2(d)), located in France which in turn owns 96% of Obalex A.S. (Obalex) (see Note 2(c)) located in the Czech Republic; 100% of Dixie Holding, Inc. and Dixie Union Geschaftsfuhrungs GmbH which own 100% of Dixie Union GmbH & Company KG (Dixie Union), located in the Federal Republic of Germany; and 84% of Plastic Containers, Inc. (PCI) (see
Note 2(a)), which in turn owns 100% of Continental Plastic Containers, Inc. and Continental Caribbean Containers, Inc. (collectively, CPC). The Company also owned 49% of Onena Bolsas de Papel, S.A. (Onena), located in Spain, at December 31, 1996. In addition, the Company owns 100% of an engineering firm, Lockwood, Kessler & Bartlett, Inc. (LKB).

Minority interests reflected in consolidation represent the portions of Ferembal, Obalex, and PCI not owned by the Company. After December 12, 1996, the results of Onena are presented using the equity method of accounting (see Note 2(b)).

All significant intercompany balances and transactions have been eliminated in consolidation.

(c)      Investment Securities

Investment securities at December 31, 1997 consist of held-to-maturity U.S. government obligations due within one year, certificates of deposit or Eurodollar deposits due within one year, and highly rated commercial paper. Investment securities are stated at amortized cost, which approximates market value.

(d)      Inventories

Inventories consist principally of packaging materials, repair parts and supplies. The manufacturing inventories of PCI are stated at the lower of cost applied on the last-in, first-out (LIFO) method, which is not in excess of market. Spare parts in Ferembal were capitalized in 1997 to be consistent with the other Company subsidiaries. For the year ended December 31, 1997, the change had the effect of decreasing cost of sales by $3 million, and after adjusting for taxes and minority interest, thereby increasing net income by $1.2 million and $.37 per share basic. Inventories of the Company's other subsidiaries and the repair parts and supplies inventories of PCI and Ferembal are stated at the lower of cost applied on a first-in, first-out (FIFO) basis or market.

(e)      Depreciation and Amortization

Depreciation and amortization of property, plant and equipment are computed on a straight-line basis over the estimated useful lives of the assets, as follows:


                                                             Estimated
                                                           useful lives
                                                             (years)
                                                           ------------
            Building and improvements                        10 to 50
            Manufacturing machinery and equipment             3 to 20
            Furniture, fixtures and equipment                  3 to 8


Effective January 1, 1997, the Company revised its estimates of the useful lives of certain machinery and equipment. These changes were made to better reflect the estimated periods during which these assets remain in service. For the year ended December 31, 1997, the change had the effect of decreasing depreciation expense by $4,533,000, and after adjusting for taxes and minority interest, thereby increasing net income by $2,067,000 and $.64 per share basic.

Leasehold improvements are amortized over their estimated useful lives or the term of the lease, whichever is less.

Provision for amortization of intangible assets is based upon the estimated useful lives of the related assets and is computed using the straight-line method. Intangible assets resulting from the acquisitions of (a) PCI consists of
(i) goodwill (amortized on a straight-line basis over forty years), (ii) finance costs (amortized over periods ranging from six to ten years), and (iii) customer contracts (amortized over ten years); and (b) Ferembal consists of patents (amortized on a straight-line basis over their estimated useful lives) and goodwill (amortized on a straight-line basis over forty years).

(f)      Goodwill

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally forty years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected undiscounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

(g)        Income Taxes

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

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(h)        Foreign Currency Translation

The accounts of the Company's foreign subsidiaries have been converted to U.S. dollars utilizing SFAS No. 52 "Foreign Currency Translation," under which assets and liabilities are translated at the exchange rate in effect at the balance sheet date, while revenues, costs and expenses are translated at the average exchange rate for the reporting period. Resulting unrealized net gains or losses are recorded as a separate component of stockholders' equity. Realized foreign exchange gains or losses are reflected in operations.

(i)      Statement of Cash Flows

Cash equivalents consist of short-term investments in government securities and bonds. The Company considers securities purchased within three months of their maturity date to be cash equivalents.

Cash paid for interest and income taxes was as follows:

                               1997              1996              1995
                      -----------------------------------------------------
                                            (in thousands)

Interest                       $17,190           $21,265           $19,657
Income taxes                   $ 5,459           $ 1,955           $ 2,630

(j)      Research, Development and Engineering

Expenditures for research, development and engineering are expensed as incurred. Research, development and engineering costs amounted to $12,509,000, $11,495,000 and $12,187,000 in 1997, 1996 and 1995, respectively.

(k)        Insurance

PCI purchases commercial insurance policies, but remains self-insured in certain states for the purposes of providing workers' compensation, general liability and property and casualty insurance coverage up to varying deductible amounts. PCI's self-insurance reserves are included in other liabilities on the consolidated balance sheets. Costs charged to operations for self-insurance for the years ended December 31, 1997, 1996 and 1995 were $1,784,000, $2,629,000 and
$2,200,000, respectively.

(l)        Restructuring Charges

Included in expenses in 1996 and 1995 are restructuring charges of $7,624,000 and $4,905,000, respectively. Charges relating to Ferembal amounted to $1,124,000 and $5,003,000 in 1996 and 1995, respectively. These charges include termination benefits for certain employees, approximately half of whom accepted early retirement. Terminated employees at Ferembal received $3,043,000 in 1996 and $1,882,000 in 1995. Included in other current liabilities in 1997 is $699,000 for termination benefits for the remaining employees of Ferembal, substantially, all of which is expected to be paid in 1998.

In 1996, PCI recorded charges amounting to $6,500,000 for plant rationalization and realignment in connection with a plan to consolidate certain manufacturing operations. The Company closed one plant in 1996 and another plant in 1997. Production from these plants was transferred to other existing facilities. The components of the $6,500,000 charge included approximately $1,400,000 for employee severance costs, approximately $1,600,000 for an impairment loss related to fixed assets, and approximately $3,500,000 for noncancellable lease obligations and related facility closing costs. The Company remains obligated under a noncancellable operating lease at one of the facilities through June 1999. Payments made in 1997 against the accrued liability were approximately $800,000 for severance benefits and approximately $1,300,000 for other accrued charges. For the year ended December 31, 1995 a credit of $98,000 related to prior plant consolidations at PCI.

(m)        Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(n)        Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share," which the Company adopted in the fourth quarter of 1997. Under SFAS No. 128, the Company presents basic and diluted earnings per share (Note 11). Prior year earnings per share data have been restated to apply the provisions of SFAS No. 128.

(o)        Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles to be held and used or disposed of for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.

(p)        Stock Option Plans

The Company records compensation expense for employee and director stock options and warrants only if the current market price of the underlying stock exceeds the exercise price on the date of the grant. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The company has elected not to implement the fair value based accounting method for employee and director stock options and warrants, but has elected to disclose the pro forma net earnings and pro forma earnings per share for employee and director stock option and warrant grants made beginning in 1995 as if such method had been used to account for stock-based compensation cost.

(q)        Reclassifications

Certain reclassifications have been made to conform prior year consolidated financial statements to the 1997 presentation.

(2)      ACQUISITIONS AND DISPOSALS

(a)      PCI

In December 1996, the Company increased its interest in PCI to 84% by purchasing 34% of PCI from Merrywood, Inc. (Merrywood).

In August 1996, Merrywood notified the Company of its intention to put its 50% interest in PCI to the Company for $30 million, plus interest at prime plus 1% from November 21, 1991 pursuant to an Agreement entered into in 1992. In October 1996, the Company and Merrywood entered into a new Agreement (the "1996 Agreement") pursuant to which the Company purchased 34% of PCI in December 1996 for $30 million, plus a warrant exercisable through December 31, 2000 to purchase 150,000 shares of Common Stock at the lesser of $20.00 per share or book value at December 31, 1996. The 1996 Agreement also provided that the remaining shares in PCI would be purchased by the Company prior to December 31, 2000 for approximately $15.4 million plus interest at 10%. The Company agreed to retain one of Merrywood's designees as a director of the Company and PCI. All prior agreements between the Company and Merrywood were terminated by the 1996 Agreement.

The acquisition of these shares was accounted for under the purchase method with the excess of the purchase price over the fair value of the assets acquired ($17,648,000) allocated to goodwill.

The Company obtained the funds for such purchase from a loan of $30 million from PCI. The loan matures on June 15, 2007 and accrues interest, payable at maturity, at an annual rate of 6.9% compounded semi-annually. PCI obtained such funds through a refinancing of its existing Senior Notes (see Note 8) and a sale/leaseback financing by CPC. The sale/leaseback financing of all manufacturing and ancillary equipment at five of its facilities generated proceeds of $40,566,000 which approximated book value. The terms of the leases range from 88 to 109 months subject to CPC's option to repurchase the equipment at 78 and 83 months at a pre-established fair market value.

(b)      Onena

On December 12, 1996, the Company sold 8% of its 57% interest in Onena to SODENA, an economic development corporation owned by the Government of Navarra, for nominal consideration. This sale reduced the Company's ownership to less than a majority of Onena's voting stock. In addition, the Company and SODENA entered into an amended shareholders' agreement which provides, among other things, that SODENA will appoint a majority of Onena's directors; that the Company's previous obligation to purchase SODENA's shares in Onena in 1999 is eliminated; and that, for nominal consideration, SODENA will have a call, and the Company a put, with regard to the Company's remaining shares in Onena. As a result of these changes, effective as of December 12, 1996, the Company had deconsolidated Onena and accounted for its investment in the common stock of Onena under the equity method. In November 1997 the Company sold its remaining 49% interest in Onena for a nominal consideration.

(c)      Obalex

During 1997, Ferembal increased its equity interest in Obalex to 96% through the purchase of an additional 1% of Obalex for $85,000. During 1996 and 1995, Ferembal purchased an additional 9% and 22% of Obalex for $495,000 and $1,448,000, respectively. These transactions have been accounted for under the purchase method with the purchase price allocated to the fair value of the net assets acquired.

(d)      Ferembal

As part of the 1989 purchase of Ferembal, a junior subordinated convertible bond was issued which was converted in April 1997. As a result, the Company's percentage ownership of Ferembal was reduced to 64%. In December 1997 and January 1998 the Company entered into agreements to purchase substantially all of the minority interests in Ferembal for approximately $21 million.

(3)      ACCOUNTS RECEIVABLE AND BUSINESS/CREDIT CONCENTRATIONS

Most of the Company's customers are located in the United States and Europe. Sales to five customers in 1997, five customers in 1996 and three customers in 1995 accounted for 40%, 35% and 23% of the Company's net sales, respectively; accounts receivable from two customers at December 31, 1997 and five customers at December 31, 1996 amounted to 24% and 45%, respectively, of the Company's total accounts receivable.

During 1997, 1996 and 1995, Ferembal discounted with banks approximately $63,133,000, $105,514,000 and $79,353,000, respectively, of trade accounts receivable with full recourse. Of these amounts, approximately $9,097,000 and $13,297,000 remains outstanding at December 31, 1997 and 1996, respectively.

The components of other accounts receivable at December 31 were as follows:

                                                       1997            1996
                                                       ----            ----
                                                          (in thousands)

Recoverable value added taxes related to Ferembal        $1,979       $  983
Engineering fees billed                                   2,584        2,415
Cost of molds not yet billed                                  -          588
Other taxes                                                 387           57
Other                                                     2,008        3,174
                                                        -------     --------
                                                         $6,958       $7,217
                                                        =======     ========


(4)      INVENTORIES

Inventories consist principally of packaging materials. The components of inventory at December 31 were as follows:

                                                  1997                1996
                                                  ----                ----
                                                       (in thousands)

Raw materials and supplies                       $39,600              $40,785
Work in process                                    5,665                6,627
Finished goods                                    37,426               39,746
                                                  -------            --------
                                                  82,691               87,158
LIFO reserve                                      (3,578)              (4,247)
                                                  -------             --------
                                                 $79,113              $82,911
                                                 ========             =======

During 1996 and 1995, LIFO inventory layers were reduced. This reduction resulted in charging lower inventory costs prevailing in previous years to cost of goods sold in 1996 and 1995, thus reducing cost of goods sold by approximately $80,000 and $700,000, respectively, below the amount that would have resulted from liquidating inventory recorded at December 31, 1996 and 1995 prices.

(5)      DERIVATIVE FINANCIAL INSTRUMENTS

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate and currency price risks. At December 31, 1997, Ferembal had an option to purchase 160,000 pounds sterling at 9.61 french francs to the pound sterling. The amount under option relates to purchase obligations of Ferembal in pounds sterling.

At December 31, 1997, Ferembal had entered into several short-term interest rate hedge agreements in which it has exchanged an obligation to pay variable interest rates based on three-month Paris Inter-Bank Offering Rates (PIBOR) for fixed rates ranging from 3.56% to 3.91%. These agreements cover the period between March 1998 and December 1998 for principal amounts between $6.6 million and $16.7 million. At December 31, 1997, PIBOR was between 3.81% and 3.99%.

The fair value of these agreements at December 31, 1997 was an unrecognized gain of $35,500. This positive fair value reflects the difference between the interest rates in effect for such agreements and the rates that could have been obtained on December 31, 1997 based on the principal amounts over the period covered.

(6)      OTHER ASSETS

The components of other assets at December 31, were as follows:

                                                  1997                 1996
                                                 ------               -----
                                                    (in thousands)

Intangibles:

    Financing and acquisition costs            $  6,228             $  5,861
    Customer contracts                            7,630                7,630
Prefunded pension                                 5,030                4,971
Deferred tax assets                               7,614                5,359
Non-current receivables, principally VAT            850                1,081
Other                                             7,721                5,929
                                                -------              -------
                                                 35,073               30,831
Less accumulated amortization of intangibles      7,158                5,300
                                                -------              -------
                                                $27,915              $25,531
                                                =======              =======

(7)      SHORT-TERM BORROWINGS

At December 31, 1997 and 1996, approximately $11,778,000 and $8,633,000, respectively, were outstanding representing at December 31, 1997 amounts drawn by (a) LKB ($650,000 at an interest rate of 9.25%) (b) Ferembal, including Obalex, ($8,843,000 at interest rates ranging from 5.46% to 14.95%) and (c) Dixie Union ($2,285,000 at interest rates ranging from 6.25% to 8.75%). LKB's borrowings are pursuant to a Revolving Credit Facility which provides for borrowings up to $2.5 million. A commitment fee of 0.5% is payable on the unused portion of the facility. The facility is secured by the receivables of LKB and a $1.3 million mortgage on LKB's headquarters in Syosset, NY.

At December 31, 1997, Ferembal had unutilized short-term unsecured borrowing agreements of approximately $18.9 million. At December 31, 1997, Dixie Union had total lines of credit available under short-term unsecured borrowing agreements of approximately $8.6 million.

PCI has a $50 million revolving credit facility with a commercial bank with interest on individual borrowings based on the bank's prime rate or LIBOR, at PCI's option. Borrowings are secured by accounts receivable and inventories. At December 31, 1997, there were no borrowings outstanding under this facility. PCI is required to pay an annual commitment fee of 0.25% on the unused facility up to $25 million and 0.5% on the unused amount in excess of $25 million. Commitment fees for the years ended December 31, 1997, 1996 and 1995 were $167,000, $104,000 and $23,000, respectively. The facility contains certain restrictive covenants, including the maintenance of minimum levels of net worth, fixed charge coverage and interest coverage, limitations on capital expenditures and additional indebtedness, and restrictions on the payment of dividends. At December 31, 1997, PCI was in compliance with these covenants. The facility also provides for the issuance of letters of credit by the bank on PCI's behalf. At December 31, 1997, letters of credit amounting to $4,610,000 had been issued to guarantee obligations carried on PCI's consolidated balance sheet.

The extraordinary loss of $115,000 in 1995, which is net of the portion attributable to minority interest, relates to the write-off of unamortized fees for a prior revolving credit agreement.

(8)      LONG-TERM DEBT, CAPITAL LEASES AND OTHER LONG-TERM LIABILITIES

Long-term debt, and capital leases and other long term liabilities as of December 31 are summarized as follows:



                                                                                               1997           1996
                                                                                             -------        ------
                                                                                                (in thousands)

         10% Senior Secured Notes due 2006 (a).............................................. $125,000      $125,000

         Term loan payable by Ferembal through 1997 at 10.25%
         (denominated in francs: 2 million at December 31, 1996)............................        -           385

         Notes payable by Ferembal in installments through 1997 at PIBOR (3.43%
         at December 31, 1996) plus 0.6% to 0.75%
         (denominated in francs: 4.2 million at December 31, 1996)..........................        -           814

         Notes payable by Ferembal in installments through 2001 at
         PIBOR plus 0.55% to 0.6% (denominated in francs: 70 million and 75 million
         at December 31, 1997 and 1996).....................................................   11,666        14,449

         Term loans payable by Ferembal through 2001 at weighted average interest rates of 10% and a range of 8.5% to 15.5% (denominated in francs: 8.0 million and 11.1 million at
         December 31, 1997 and 1996, respectively).........................................     2,731         2,139

         Convertible Subordinated Bond due 2000 at PIBOR (denominated
         in francs: 10 million at December 31, 1996) (b)....................................        -         1,927

         Term loans payable through 1999 at rates of 13%
         (denominated in Czech crowns: 4.9 million at December 31,1996).....................        -           184

         Obligations under capital leases (c)...............................................   14,266        17,029

         Notes payable by Dixie Union at 5.5% to 6.25% (denominated in
         deutsch marks: 16 million for December 31, 1997 and 1996)..........................    8,939        10,390

         Notes payable by Dixie Union in semi-annual installments through 2003 at rates of 7.3% to 7.78% (denominated in deutsch marks: 4.2 million and 5.4 million at December 31, 1997
         and 1996, respectively)............................................................    2,329         3,513
                                                                                             --------     ---------

                                                                                              164,931       175,830
         Less current installments..........................................................   (8,513)       (5,080)
                                                                                             --------     ---------
                                                                                             $156,418      $170,750
                                                                                             ========     =========



(a)    In 1996, PCI completed an offering of 10% Senior Secured Notes due
2006, (the "Senior Secured Notes"), payable semi-annually on July 15th and December 15th, are secured by all the issued stock of CPC and substantially all the assets and properties owned by PCI other than inventory, receivables and certain equipment securing capital lease obligations.

The Senior Secured Notes are not redeemable by PCI prior to December 15, 2001. On or after that date the notes are redeemable, in whole or in part, at the option of PCI at an initial price of 105% of par declining ratably per annum, to par on December 15, 2004.

In the event of a change of control as defined in the indenture, PCI is obligated to offer to purchase all outstanding Senior Secured Notes at a redemption price of 101% of the principal amount thereof plus accrued interest. In addition, PCI is obligated in certain instances to offer to purchase Senior Secured Notes at a redemption price of 100% of the principal amount thereof plus accrued interest with the net cash proceeds of certain sales or dispositions of assets.

The indenture places certain restrictions on payment of dividends, additional liens, disposition of the proceeds from asset sales, sale/leaseback transactions and additional borrowings. At December 31, 1997, PCI was in compliance with these restrictions.

The extraordinary loss of $6,136,000 in 1996, (which is net of the portion attributable to minority interest) relates to the early extinguishment by PCI of a portion of the 10-3/4% Senior Secured Notes due in 2001.

(b) In 1989, Ferembal issued a subordinated bond convertible into 100,000 shares of capital stock at the option of the holder which was converted in April 1997. As a result the Company's ownership interest in Ferembal decreased to 64%.

(c) The capital lease obligations represent lease payments due through 2004 which are capitalized.

The following is a schedule of future minimum lease payments under the capitalized leases together with the present value of the net minimum lease payments as of December 31, 1997:

                                Fiscal Year                (in thousands)
                                -----------------------------------------
                                     1998                       $  3,653
                                     1999                          3,320
                                     2000                          2,783
                                     2001                          2,692
                                     2002                          1,896
                                  Thereafter                       2,867

Total minimum lease payments                                      17,211
Less amount representing interest                                 (2,945)

Present value of net minimum lease payments,
including current maturities, with interest rates
ranging from 5.8% to 10.6%                                       $14,266
                                                                 =======


          -----------------------------------------------------------


Maturities of long-term debt are as follows:

         Year Ending December 31                          (in thousands)
         ---------------------------------------------------------------
                      1998                                     $   5,723
                      1999                                        10,394
                      2000                                         4,284
                      2001                                         5,096
                      2002                                            84
                      Later Years                                125,084
                                                                --------
                                                                $150,665
                                                                ========

         Other long-term liabilities at December 31, 1997 primarily include pension and profit sharing amounts related to PCI and Ferembal of $3,889,000 ($4,710,000 at December 31, 1996), self-insurance reserves at PCI of $8,896,000 ($9,638,000 at December 31, 1996), and accrued postretirement benefits at PCI of $6,346,000 ($6,298,000 at December 31, 1996).

(9)      INCOME TAXES

The components of the provision (recovery) for income taxes for the years ended December 31, 1997, 1996 and 1995 are as follows:



                                                 1997               1996               1995
                                                ------             ------             -----
                                                             (in thousands)

Current         - Federal                       $   400            $      -           $   145
                - Foreign                         2,632               3,247             2,075
                - State                              39                  20                82
                                                 -------            --------          -------
                Total Current                     3,071               3,267             2,302
                                                 -------            --------          -------
Deferred        - Federal                          (705)             (1,746)           (2,569)
                - Foreign                         1,779                (126)              (73)
                - State                            (295)               (150)             (163)
                                                 -------            --------          -------
                Total Deferred                      779              (2,022)           (2,805)
                                                 -------           ---------          --------
Provision (recovery) for  income taxes           $3,850             $ 1,245           $  (503)
                                                 =======            ========          ========



The income tax provision (recovery) differed from the provision (benefit) that would result from applying the U.S. Federal statutory income tax rate to income before provision (recovery) for income taxes, minority interest, and extraordinary item as a result of the following:



                                                            1997                 1996                   1995
                                                            ----                 ----                   ----
                                                           (in thousands, except for percentage amounts)
                                                 AMOUNT       %        Amount           %       Amount          %
                                                 ------      ---       ------          ---      ------         ---
Provision at U.S. federal statutory
   rate                                         $5,128        34.0     $      -         *        $   31         34.0
Losses not providing tax  benefits                   -           -        5,414         *             -            -
Change in valuation allowance
   allocated to operations                      (2,343)      (15.4)      (4,154)        *          (383)      (420.9)
State and local income taxes, net of
   federal income tax benefit                      170         1.1          (86)        *           (53)       (58.2)
Differential in foreign tax rates                  311         2.1          (11)        *          (247)      (271.4)
Other                                              584         3.7           82         *           149        163.8
                                               --------       ----     ---------                  ------     -------
Provision (recovery) for income    taxes
                                                $3,850        25.5       $1,245         *         $(503)      (552.7)
                                               ========       ====     =========                  ======      =======

*Percentages not meaningful

The significant components of deferred income tax (recovery) expense attributable to income from continuing operations for the years ended December 31 are as follows:



                                                                          1997           1996             1995
                                                                          ----           ----             ----
                                                                                       (in thousands)
Deferred tax expense (recovery) (exclusive of the effects of
     other components below)                                               $1,413         $(2,366)        $  (844)
Benefit of operating loss carryforwards                                         -           8,643          (5,922)
Book over tax basis of principally fixed assets                               988          (6,104)            109
Pension and postretirement benefits reserves                                  698            (450)          2,277
Prefunded pension                                                              23             (74)          1,958
Decrease in valuation allowance for deferred tax assets                    (2,343)         (1,671)           (383)
                                                                           -------       ---------       ---------
                                                                         $    779         $(2,022)        $(2,805)
                                                                         =========        ========        ========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented below:




                                                                                             1997            1996
                                                                                             ----            ----
Deferred tax assets:                                                                            (in thousands)
   Net operating loss carryforwards                                                          $18,811        $18,811
   Vacation pay, due to accrual for financial reporting purposes                               1,060          1,131
   Restructuring                                                                                 758          2,437
   Self-insurance reserves                                                                     3,730          4,012
   Pension and postretirement benefit reserves                                                 3,069          3,767
   Stock options, due to accrual for financial reporting purposes                                349            349
   Accounts Receivable principally due to allowance for
      doubtful accounts                                                                           14          1,671
   Other                                                                                       5,296          2,747
                                                                                              -------     ---------
Total gross deferred tax assets                                                               33,087         34,925
Less valuation allowance                                                                      (7,027)        (9,370)
                                                                                              -------     ----------
Net deferred tax assets                                                                       26,060         25,555
                                                                                              -------        ------

Deferred tax liabilities:
   Taxable gain on merger                                                                      1,423          2,169
   Book over tax basis of principally fixed assets                                            16,595         15,607
   Prefunded pension                                                                           1,907          1,884
   Other                                                                                         599            429
                                                                                             -------      ---------
Total gross deferred tax liabilities                                                          20,524         20,089
                                                                                             -------      ---------
Net deferred tax asset                                                                      $  5,536       $  5,466
                                                                                            =========      ========


The valuation allowance for deferred tax assets as of January 1, 1997 and 1996 was $9,370,000 and $11,041,000, respectively. The net change in the total valuation allowance for the years ended December 31, 1997 and 1996 was a decrease of $2,343,000 and $1,671,000, respectively.

Due to different tax jurisdictions of the Company's subsidiaries, net deferred tax assets of $5,536,000 and $5,466,000 at December 31, 1997 and 1996,
respectively, shown above are reflected in the consolidated balance sheets as:



                                                                                1997          1996
                                                                               ------        -----
                                                                                 (in thousands)
Current deferred tax assets (included in
   prepaid expenses and other current assets)                                  $2,647        $3,748
Non-current deferred tax assets (included in other assets)                      7,614         5,359
                                                                                ------      -------
                                                                               10,261         9,107
Non-current deferred tax liabilities                                            4,725         3,641
                                                                                ------      -------
Net deferred tax asset                                                         $5,536        $5,466
                                                                               =======       ======



At December 31, 1997, PCI has operating loss carryforwards for Federal income tax purposes of approximately $50 million, which are available to offset future Federal taxable income through 2010. In addition, PCI has alternative minimum tax credit carryforwards of approximately $132,000 which are available to reduce future Federal regular income taxes over an indefinite period and research and experimentation credits of approximately $342,000 available to reduce Federal income taxes through 2010. Based upon the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, management believes it is more likely than not that PCI will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1997.

(10)     COMMON STOCK

(a)   Stock Options

The Company has three plans pursuant to which stock options may be granted. The 1988 Restricted Stock Option Plan, as amended (the Restricted Plan), provides for grants of options to purchase up to 500,000 shares of authorized but unissued common stock at an exercise price determined by the Personnel Committee of the Board of Directors (the Committee) but not less than $1.00 per share. The Committee may determine the exercise period of the option up to a maximum of twenty years from the date of the grant and may determine a restricted period during which any portion of the option may not be exercised. At December 31, 1997, there was 70,000 shares available for grant under the Restricted Plan. The per share weighted-average fair value of stock options granted under the Restricted Plan during 1997, 1996 and 1995 was $1.43, $7.07 and $11.02, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                 1997            1996             1995
                                 ----            ----             ----
Expected dividend yield              0              0                0
Risk free interest rate           6.2%            5.5%            7.21%
Expected life                  3 YEARS         5 years          5 years


Stock option activity under the Restricted Plan for the periods shown is as follows:


                                                       WEIGHTED AVERAGE
                                      SHARES*           EXERCISE PRICE

Outstanding at 12-31-94              472,800                $19.64
Granted                               25,000                $24.50
Forfeited                            (57,200)               $23.03
Expired                              (1,300)                $26.75
                                     --------
Outstanding at 12-31-95              439,300                $19.45
Granted                               37,500                $16.82
Forfeited                             (9,100)               $23.18
Expired                             (10,800)                $26.75
                                    ---------
Outstanding at 12-31-96              456,900                $18.98
Granted                              197,500                $18.23
Forfeited                           (202,499)               $23.98
Expired                              (19,900)               $25.74
Exercised                             (2,000)               $16.88
                                      -------
Outstanding at 12-31-97              430,001                $15.87
                                     ========

*No options were exercised under the Restricted Plan in 1996 or 1995.

The 1988 Director Stock Option Plan, as amended (the Retainer Plan), provides for the grant of stock options to purchase up to 50,000 shares of authorized but unissued common stock to directors that elect to receive a stock option in lieu of cash as an annual retainer and for attendance fees. Each electing director will receive an option equal to the nearest number of whole shares determined by dividing the annual retainer plus attendance fees by the fair market value of the stock less one dollar. The option price is one dollar per share and an option may not be exercised prior to the first anniversary of the date it was granted nor more than ten years after such date. At December 31, 1997, there were 29,230 shares available for grant under the Retainer Plan. The per share weighted-average fair value of stock options granted under the Restricted Plan during 1997, 1996 and 1995, respectively, was $0.17, $0.17 and $0.30 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                        1997           1996             1995
                                        ----           ----             ----
Expected dividend yield                    0              0                0
Risk free interest rate                6.36%          6.46%            5.76%
Expected life                        3 YEARS        3 years          3 years

Stock option activity under the Retainer Plan for the periods shown is as follows:

                                                        WEIGHTED AVERAGE
                                      SHARES*            EXERCISE PRICE

Outstanding at 12-31-94               12,702                  $1.00
Granted                                2,791                  $1.00
Exercised                                  -                  $1.00
                                           -
Outstanding at 12-31-95               15,493                  $1.00
Granted                                6,644                  $1.00
Exercised                             (1,367)                 $1.00
                                     -------
Outstanding at 12-31-96               20,770                  $1.00
Granted                                4,218                  $1.00
Exercised                             (3,920)                 $1.00
                                     -------
Outstanding at 12-31-97               21,068                  $1.00
                                     =======

*No options were forfeited or expired under the Retainer Plan in 1997, 1996 or 1995.

The 1990 Stock Option Plan for Non-Employee Directors (the Director Plan) provides for grant of options to purchase up to 200,000 shares of authorized but unissued common stock to directors who are not employees of the Company or its subsidiaries. The Director Plan is administered by a Board Committee. The Director Plan provides for the grant to each non-employee director, at the commencement of his initial term, of an option to purchase up to 10,000 shares of Common Stock at a price equal to the fair market value of a share of Common Stock on the date of the grant. The options become exercisable as to one-tenth of the shares subject to option on the date of the grant and on the nine successive anniversaries of such date. The term of the options is ten years provided that any option holder who ceases to be a member of the Board of Directors forfeits any part of the option grant which has not become exercisable as of such date. There are 125,000 shares available for grant under the Director Plan. The per share weighted average fair value of stock options granted under the plan during 1997 was $8.90.

Stock option activity under the Director Plan for the periods shown is as follows:

                                                        WEIGHTED AVERAGE
                                    SHARES*              EXERCISE PRICE

Outstanding at 12-31-94             95,000                   $17.11
Forfeited                           (9,000)                  $17.28
Expired                             (5,000)                  $17.00
                                   --------
Outstanding at 12-31-95             81,000                   $17.09
Forfeited                                -                        -
Expired                            (11,000)                  $17.23
                                  ---------
Outstanding at 12-31-96             70,000                   $17.07
Granted                             10,000                   $20.69
Forfeited or expired                     -                        -
Exercised                           (5,000)                  $17.00
                                    -------
Outstanding at 12-31-97             75,000                   $17.56
                                    =======


          *No options were granted or exercised under the Director Plan in 1996 or 1995.

Some options, which are not pursuant to any plan, have been granted. At December 31, 1997 a total of 85,000 shares were subject to such options at exercise prices ranging from $2.94 to $25.75 per share, which represented the fair market value of a share of the Company's stock on the date each of such options was granted. These options expire between 2002 and 2004. In 1995, options to purchase 10,000 shares of Common Stock at a price of $17.00 per share were exercised.

The Company applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized in the financial statements for stock options which are issued at or above the fair market value of a share of the Company's common stock on the date of the grant. Compensation expense is charged for the difference between the option price and the fair market value of a share of Common Stock with regard to discounted stock options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:



                                                                        1997              1996              1995
                                                                        ----              ----              ----
Net Income (Loss)                                 As reported           $7,986,000      $(5,560,000)        $555,000
                                                  Pro forma             $7,366,000      $(5,631,000)        $484,000
Net Earnings (Loss) per Share - basic             As reported                $2.49           $(1.74)           $ .18
                              - diluted           Pro forma                  $2.29           $(1.76)           $ .14
                                                  As reported                $2.41           $(1.71)           $ .17
                                                  Pro forma                  $2.22           $(1.73)           $ .15


Pro forma net income (loss) reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the options' vesting period of one to five years and compensation cost for options granted prior to January 1, 1995 is not considered.

(b)   Stock Grants

The Company has two plans pursuant to which restricted stock grants may be made. Pursuant to the 1992 Restricted Stock Plan for Non-Employee Directors (the "1992 Plan"), each non-employee director of the Company receives an annual award of 600 shares of Company Common Stock. Such shares are restricted from transfer while such recipient remains a member of the Board of Directors and the shares are subject to forfeiture under certain circumstances including failure to stand for re-election prior to age 70. The Company issued 4,800, 3,300 and 3,900 shares under the 1992 Plan for the 1997, 1996, and 1995 plan years, respectively. The Company has charged to expense $39,000 in 1997, $51,975 in 1996 and $93,113 in 1995 for shares which were issued.

The 1995 Restricted Stock Compensation Plan (the "1995 Plan") provides for the issuance of restricted shares to key employees of the Company. During 1995, the Chairman was granted 8,163 shares under the 1995 Plan in lieu of a cash bonus of $200,000. Such amount was charged to compensation expense in 1994. Also in 1995, the Chairman and five other employees received a total of 21,740 shares under the 1995 Plan. All such shares vest five years after the date of the grant subject to the continued employment of the recipients by the Company or its subsidiaries. The amount charged to compensation expense for these shares was $106,526 in 1997, $106,526 in 1996 and $88,772 in 1995.

(11)     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:



                                    1997                           1996                           1995
                                    ----                           ----                           ----
                                                    IN THOUSANDS, EXCEPT SHARE PER DATA

                           Income         Shares          Income         Shares         Income          Shares
                         Numerator      Denominator      Numerator     Denominator    Numerator      Denominator
                         ---------      -----------      ---------     -----------    ---------      -----------
Basic EPS:
Net Income (loss)             $7,986         3,210          ($5,560)        3,200            $555          3,167

Effect of dilutive:
Options and warrants                           102(1)                          52(2)                          91(3)
                                      ----------------                --------------               -----------------

Diluted EPS:
Net Income and
Assumed conversions           $7,986         3,312          ($5,560)        3,252            $555          3,257


(1) Options to purchase 50,000 shares of common stock at a weighted average price of $24.44 per share were outstanding as of December 31, 1997, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the shares.

(2) Options to purchase 495,900 shares of common stock at a weighted average price of $21.10 per share were outstanding as of December 31, 1996, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the shares.

(3) Options to purchase 268,300 shares of common stock at a weighted average price of $25.19 per share were outstanding as of December 31, 1995, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the shares.


(12)     PENSION, PROFIT SHARING AND OTHER PLANS

PCI maintains a defined benefit pension plan for substantially all salaried employees. Plan benefits are based on all years of continuous service and the employee's compensation during the highest five continuous years of the last ten years of employment, minus a profit-sharing annuity. The profit-sharing annuity is based on the amount of profit-sharing contributions received for 1988 through 1992. Any employee who terminated employment prior to August 31, 1993 is governed by the terms of the plan in effect at the time the termination occurred.

PCI maintains a noncontributory defined benefit pension plan for substantially all hourly workers hired prior to August 1, 1997 who have attained 21 years of age. Plan benefits are variable by location/contract but are based primarily on years of service and the employee's highest wage classification for twelve consecutive months in the five years prior to retirement. "Normal" retirement is at age 65, with at least five years of continuous service. However, employees may retire as early as age 55 and receive reduced benefits.

Subject to the limitation on deductibility imposed by Federal income tax laws, PCI's policy has been to contribute funds to the plans annually in amounts required to maintain sufficient plan assets to provide for accrued benefits. Plan assets are held in a master trust and are comprised primarily of common stock, corporate bonds and U.S. Government and government agency obligations.

The following table sets forth the plans' funded status at December 31, 1997 and 1996 based primarily on January 1, 1997 participant data and plan assets:



                                                                                 1997                    1996
                                                                              -----------              ----------
                                                                                      (in thousands)

Actuarial present value of benefit obligation, including vested benefits of
$32,167 and $22,612 in 1997 and $30,280 and $20,372 in
1996 for the salaried and hourly plans, respectively                           $(59,092)               $(54,478)
                                                                               =========               =========
Projected benefit obligation (PBO)                                              (60,921)                (56,582)
Plan assets, at fair value                                                       62,787                  58,898
Unrecognized net loss                                                             3,474                   2,820
Prior service cost not yet recognized
 in net periodic pension cost                                                      (310)                   (165)
                                                                               --------               ---------
     Prefunded pension asset                                                   $  5,030               $   4,971
                                                                               ========               =========

Net periodic pension costs under the above mentioned PCI plans included the following components for the years ended December 31, 1997, 1996 and 1995:


                                      1997          1996             1995
                                    --------      --------          ------
                                                  (in thousands)
Service cost                          $1,208       $1,362          $   992
Interest cost                          4,246        4,001            4,002
(Return) loss on plan assets          (8,976)      (8,505)          (6,292)
Net amortization and deferral          3,919        3,897            2,922
                                       ------      -------          ------
  Net periodic pension costs           $ 397       $  755           $1.624
                                       ======      =======          ======

PCI contributions to the plans for the years ended December 31, 1997, 1996 and 1995 were $456,000, $573,000 and $12,800,000, respectively.


Assumptions used in the accounting were:                   As of December 31,
                                                  ------------------------------------
                                                   1997           1996            1995
                                                   ----           ----            ----
Discount rates                                      7.35%         7.75%           7.50%
Rates of increase in compensation levels            5.00%         5.00%           5.00%
Expected long-term rate on return on assets         9.50%         9.50%           9.50%


PCI contributes to various union pension plans pursuant to its labor agreements. Union benefit plan expense was $1,013,000, $1,083,000 and $1,080,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Ferembal provides retirement benefits pursuant to an industry-wide labor agreement. Costs charged (income credited) to operations amounted to $267,000, $144,110 and ($213,000) in 1997, 1996 and 1995, respectively. The liability related to this agreement was transferred to an insurance company in 1997. Other non-current liabilities at December 31, 1996 include $1,730,000, for this plan. Ferembal also provides an employee profit-sharing plan, the annual contributions to which are determined by a prescribed formula. Amounts charged to expense amounted to $460,000, $590,000 and $86,000 in 1997, 1996 and 1995, respectively.
Amounts are paid to employees after five years with accrued interest. Other non-current liabilities at December 31, 1997 include $2,445,000 ($2,980,000, at December 31, 1996) for the plan.

Dixie Union provides selected managers with pension and disability benefits. Amounts charged to expense amounted to $107,000, $183,000 and $192,000 in 1997, 1996 and 1995, respectively.

PCI maintains a defined contribution plan which covers substantially all hourly employees who meet eligibility requirements. Provisions regarding employee and employer contributions and the benefits provided under the plan vary between PCI's manufacturing facilities. PCI's defined contribution plan's expense was $302,000, $303,000 and $292,000 for the years ended December 31, 1997, 1996 and
1995, respectively.

PCI maintains a contributory defined contribution 401(k) savings plan which covers substantially all non-organized salaried employees. Employees may contribute up to twelve and eight percent of pay on a pre-tax and after-tax basis, respectively. However, the total employee contribution rate may not exceed fifteen percent of pay. PCI matches up to three percent of employees' pre-tax contributions. Employees vest in PCI's contributions at twenty-five percent per year, becoming fully vested after four years of employment. Employees may make withdrawals from the plan prior to attaining age 59-1/2, subject to certain penalties. PCI's savings plan expense was $570,000, $553,000 and $518,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

(13)     POSTRETIREMENT BENEFITS OTHER THAN PENSIONS AND POSTEMPLOYMENT BENEFITS

PCI provides certain health care and life insurance benefits for retired PCI employees. Certain of PCI's hourly and salaried employees become eligible for these benefits when they become eligible for an immediate pension under a formal company pension plan. In 1993, the plan was amended to eliminate health care benefits for employees hired after January 1, 1993.

PCI's policy is to fund the cost of medical benefits in amounts determined at the discretion of management. Summary information on PCI's plan at December 31, 1997 and 1996 is as follows:



                                                                                1997          1996
                                                                                ----          ----
                                                                                  (in thousands)

Accumulated postretirement benefit obligation:
     Retirees                                                                   $2,730          $2,895
     Fully eligible, active plan participants                                      816             740
     Other active plan participants                                              1,713           1,472
                                                                                 -------        ------
                                                                                 5,259           5,107

Unrecognized net gain  from experience and changes in assumptions                  723             793
Prior service cost in net periodic postretirement benefit cost                     364             398
                                                                               ---------       -------
Accrued postretirement benefit obligation (included in other liabilities)       $6,346          $6,298
                                                                                ========        ======



The components of net periodic postretirement benefit cost at December 31, 1997, 1996 and 1995 are as follows:



                                                 1997           1996           1995
                                                 ----           ----           ----
                                                          (in thousands)
Service cost                                    $  83          $  87         $  52
Interest cost                                     380            447           480
Net amortization and deferral                     (53)           (34)          (34)
                                                  ----         ------         -----
Net periodic postretirement benefit cost         $410           $500         $ 498
                                                 =====          =====        =====


For measurement purposes, a 8.24% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1997; the rate was assumed to decrease gradually to 5.0% by the year 2001 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by $416,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1997 by $39,000.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.35% and 7.75% at December 31, 1997 and 1996, respectively.

PCI provides certain postemployment benefits to former and inactive employees, their beneficiaries and covered dependents. These benefits include disability related benefits, continuation of health care benefits and life insurance coverage. Additional costs charged to operations for postemployment benefits in 1997, 1996 and 1995 were $57,000, $38,000 and $24,000, respectively.

(14)     EXECUTIVE COMPENSATION

The Company entered into employment agreements with its Chairman and former Vice-Chairman.

The Company is a party to an employment agreement with the Chairman of the Board, which expires on May 17, 2006, pursuant to which his annual salary is to be not less than $420,000. The employment agreement provides that in the event of his death prior to May 17, 2006, his spouse will continue to receive one-half of his salary until her death. In the event of a change of control of the Company, as defined in his employment agreement, the Chairman will have the right, for a period of five years, to deem his employment terminated and to receive a payment equal to three times his average annual compensation during the five preceding years.

The contract with the former Vice Chairman, who died in January 1989, provided that in the event of his death prior to its expiration on December 31, 1998, his spouse would receive one-half of the amounts which would otherwise have been paid to him until her death or until December 31, 1998, whichever occurs first. This obligation which amounted to $67,500 and $135,000 at December 31, 1997 and 1996, respectively, is included in accrued liabilities.

(15)     NET INTEREST EXPENSE

The details of net interest expense are as follows:

                             1997                 1996               1995
                           --------             --------           ------
                                           (in thousands)
Interest income            $   2,358              $    730           $    759
Interest expense             (18,323)              (20,323)           (20,676)
                             --------             ---------          ---------
Interest expense, net       $(15,965)             $(19,593)          $(19,917)
                            =========             =========          =========

(16)     FOREIGN AND DOMESTIC OPERATIONS

The Company performs services principally in the packaging industry. Manufacturing operations are performed domestically through PCI, whereas manufacturing operations are performed overseas in Europe through Ferembal, Obalex and Dixie Union. Information about the Company's foreign and domestic operations is as follows.



                                                                            1997            1996               1995
                                                                            ----            ----               ----
                                                                                      (in thousands)
Net sales to unaffiliated customers:
   Foreign                                                                $250,602       $302,331           $318,917
   Domestic                                                                295,682        282,703            295,470
                                                                           -------       --------           --------
   Total                                                                  $546,284       $585,034           $614,387
                                                                          ========       ========           ========
Income (loss) before provision (recovery) for income taxes,
minority interest and extraordinary item:
   Foreign                                                                 $11,573       $  6,616           $  3,937
   Domestic                                                                  3,511         (6,617)            (3,846)
                                                                          --------       --------           --------
   Total                                                                   $15,084       $     (1)          $     91
                                                                           =======       ========           ========
Identifiable assets:
   Foreign                                                                $164,763       $179,833           $220,740
   Domestic                                                                210,643        211,199            224,671
                                                                         ---------       --------           --------
   Total                                                                  $375,406       $391,032           $445,411
                                                                          ========       ========           ========

The above income (loss) includes restructuring charges of $7,624,000 and $4,905,000 for 1996 and 1995 (see Note 1(l)).

(17)     FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, investment securities, derivative financial instruments, accounts receivable, other current assets, accounts payable and short-term borrowings approximate fair value because of the short maturity of these instruments. The fair value of the Company's long-term debt is estimated, based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, and approximates the carrying amount.

(18)     COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries occupy offices and use equipment under various lease arrangements. The rent expense under non-cancellable long-term operating leases for the years ended December 31, 1997, 1996 and 1995 was approximately $13,932,000, $8,681,000 and $7,131,000, respectively. Total commitments under such arrangements are payable in annual installments of $14,112,000 in 1998, $13,579,000 in 1999, $12,963,000 in 2000, $11,860,000 in 2001, $31,557,000 in
2002 and thereafter.

The Company also rents certain equipment and facilities on a month-to-month basis or through short-term leases. The rent expense under such arrangements amounted to approximately $1,201,000 in 1997, $1,321,000 in 1996 and $1,277,000
in 1995.

The Company's subsidiaries are defendants in several actions which arose in the normal course of business and, in the opinion of management, the eventual outcome of these actions will not have a material adverse effect on the Company's consolidated financial statements.

(19)     QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 1997 and 1996 (in thousands, except per share amounts) is as follows:


                                                         1st                2nd                3rd               4th
1997                                                   Quarter            Quarter            Quarter           Quarter
----                                                   -------            -------            -------           -------
Net Sales                                              $122,610            $138,461          $153,294          $131,919
Gross Profit                                             19,848              23,624            23,763            22,051
Net Income                                                1,080               2,527             3,746               633
Net Earnings Per
  Common Share          - Basic                             .34                 .79              1.17               .20
                        - Diluted                      $    .33            $    .77          $   1.12          $    .19



                                                        1st                2nd                3rd               4th
1996                                                  Quarter            Quarter            Quarter           Quarter
----                                                  -------            -------            -------           -------
Net Sales                                             $131,382            $141,263          $170,882          $141,507
Gross Profit                                            18,861              21,525            28,160            18,480
(Loss) Income Before
  Extraordinary Item                                      (441)                181             2,642            (1,806)
Net (Loss) Income                                         (441)                181             2,642            (7,942)
(Loss) Earnings Per Share Before
  Extraordinary Item       - Basic                        (.14)                .06               .83              (.56)
                           - Diluted                      (.14)                .06               .81              (.56)
Net (Loss) Earnings Per

  Common Share        - Basic                             (.14)                .06               .83             (2.48)
                      - Diluted                       $   (.14)           $    .06          $    .81          $  (2.44)


Since per share information is computed independently for each quarter and the full year, based on the respective average number of common and common equivalent shares outstanding, the sum of the quarterly per share amounts does not necessarily equal the per share amounts for each year.

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS
CONTINENTAL CAN COMPANY, INC.

We have audited the consolidated balance sheets of Continental Can Company, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Continental Can Company, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP

Jericho, New York
March 5, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in nor disagreements with the Company's accountants on accounting and financial disclosure during the twenty-four month period ended December 31, 1997.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                                                                                                               Year First
                                                                                                               Became
Name and Age                  Employment Experience                                                            a Director
------------                  ---------------------                                                            -----------
Donald J. Bainton(1)          Chairman  of  the  Board  of  Directors  and  Chief  Executive  Officer  of the      1983
 66                           Company. Mr. Bainton is also a director of Plastic Containers,  Inc. ("PCI"), a subsidiary of the Company.

Robert L. Bainton(1)          Vice Chairman of the Board of Directors.  Prior to his  retirement in 1991, Mr.      1988
 70                           Bainton  was  President  and sole  shareholder  of B & B  Beverage  Company,  a wholesale distributor of wine and malt alcoholic beverages in New Jersey.

Kenneth O. Bainton(1)         Partner of The Kouzmanoff Partnership, Architects, in New York City.                 1990
 41

Nils E. Benson                Prior to his  retirement  in 1989,  Mr.  Benson was  President  of Penn Elastic      1989
 74                           Company, a manufacturer of apparel textiles.

Charles DiGiovanna            Chief Executive Officer and President of Continental Plastic  Containers,  Inc.      1995
 57                           and Continental  Caribbean Containers,  Inc.,  subsidiaries of PCI, since 1992.
                              Mr. DiGiovanna is a director of PCI and Home Port Bancorp, Inc.

Rainer N. Greeven             Partner of the law firm of Greeven &  Ercklentz,  New York,  N.Y.  Mr.  Greeven      1972
 61                           is a director of Smith  Barney World  Funds,  Inc.  and Smith  Barney/Travelers
                              Series Funds, Inc.

V. Henry O'Neill              Private investor.                                                                    1987(2)
 73

John J. Serrell               Prior to his  retirement,  Mr.  Serrell was  President of Kinetic  Development,      1981
 82                           Inc.,  an  engineering  development  company.  During the last five years,  Mr.
                              Serrell has also devoted a portion of his time to
                              activities as an independent business consultant.

Robert A. Utting              President  of R.A.  Utting &  Associates,  Inc.,  a business  consulting  firm.      1983
 74                           Prior to his  retirement,  in 1986,  Mr.  Utting served as Vice Chairman of The
                              Royal Bank of Canada.

Alexander E. Watson           Chairman  of  the  Padiham  Group  Ltd.,   John  Hampden  Press  Ltd.,   and  a      1997
60                            director of Thomas Lockes plc. and R.H. Lowe plc.

Abdo Yazgi                    Executive  Vice   President,   Chief   Administrative   Officer  and  Assistant      1991(3)
 45                           Secretary of the Company.  Mr. Yazgi is a director of PCI.

Jose Luis Zapata              Director  of  Corporate  Finance of  Taenza,  S.A.  de C.V.,  since  1989.  Mr.      1992
 38                           Zapata is a director of Plastic Containers, Inc.



(1) Donald and Robert Bainton are brothers and Kenneth Bainton is their nephew.
(2) Mr. O'Neill previously served as a director of the Company from 1982 to 1986.
(3) Mr. Yazgi previously served as a director of the Company from 1980 to 1984.

         On November 15, 1995, Mr. D. Bainton settled a civil enforcement proceeding commenced by the Securities and Exchange Commission in the U.S. District Court for the Southern District of New York. This proceeding arose out of the sale by a business associate of Mr. Bainton of shares of the Company's common stock. Without admitting or denying the Commission's allegations, Mr. Bainton agreed to pay a civil penalty of $30,000 and consented to the entry of an order permanently enjoining him from violating the federal securities laws.

         The Board of Directors of the Company met five times in 1997. Mr. Zapata attended fewer than 75% of the Board and committee meetings held in 1997.

         The Board of Directors has a standing Personnel Committee which determines the compensation of the Company's officers and other matters relating to executive personnel. The members of the Personnel Committee are Messrs. O'Neill (Chairman), R. Bainton and Serrell. The Personnel Committee met twice in 1997.

         The Board of Directors has a standing Audit Committee which consults with the Company's independent auditors, and reviews the audit report and the adequacy of internal financial controls. The members of the Audit Committee are Messrs. Greeven, (Chairman), Benson and Zapata. The Audit Committee met once in 1997.

         The Board of Directors has a standing Nominating Committee which recommends to the Board nominees for Board membership, including committee assignments, organization and composition. The members of the Nominating Committee are Messrs. D. Bainton (Chairman), K. Bainton, Yazgi and Utting. The Nominating Committee will not consider nominees recommended by security holders.

       Executive officers of the registrant include Messrs. Donald J. Bainton and Abdo Yazgi who are also directors of the registrant and for whom information required by this item is included above.

       Information for other executive officers, is as follows:



                                                       Term of        Year First
Name and Age                 Position Held             Office       Became Officer
------------                 -------------             -------      --------------
John H. Andreas              Vice President-             (1)             1992
   64                        Manufacturing


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

ITEM 11.  EXECUTIVE COMPENSATION

         The table below shows the compensation paid or credited by the Company and its subsidiaries during the past three fiscal years to the Chief Executive Officer and each other executive officer of the Company whose cash compensation (paid or deferred) in 1997 exceeded $100,000 (the "named executive officers").

                           SUMMARY COMPENSATION TABLE




                                                                                LONG TERM COMPENSATION
                                            ANNUAL COMPENSATION                        AWARDS
                                        ----------------------------   ------------------------------------------
                                                                                               Common Shares
Name and                                                               Restricted Stock         Underlying            All Other
Principal Position             Year        Salary         Bonus           Awards (1)              Options            Compensation
---------------------------- ---------- ------------- --------------   ------------------- ---------------------- -----------------
Donald J. Bainton              1997     $420,000         $315,000              -                  30,000                  -
Chairman of the Board          1996     $420,000            -                  -                     -                    -
and CEO                        1995     $415,813            -              $269,500                  -                    -

Abdo Yazgi,                    1997     $280,000         $210,000              -                  20,000                  -
Executive VP &                 1996     $280,000            -                  -                     -                    -
Treasurer                      1995     $276,924            -              $117,600                  -                    -

John H. Andreas                1997     $110,000         $82,500               -                  10,000                  -
VP-Manufacturing               1996     $110,000            -                  -                     -                    -
                               1995     $108,170            -               $19,110                  -                    -


(1) A holder of restricted Common Stock is entitled to receive dividends paid on such shares. The number and market value of the named executive officers' aggregate restricted stock holdings at the end of the Company's last fiscal year (December 31, 1997) were as follows: Mr. Bainton-102,383 shares ($2,572,373) Mr. Yazgi-4,800 shares ($120,600) and Mr. Andreas-780 shares ($19,598).

                                  STOCK OPTIONS

         The tables below show the total number and values of options to purchase common shares granted in 1997 and held by named executive officers at December 31, 1997. No options were exercised by such individuals during 1997.

                                  OPTION GRANTS



                            Number of Shares          % of Total       Exercise Price        Expiration         Grant Date
Name                       Underlying Options       Option Grants         Per Share             Date               Value
----------------------- ------------------------- ------------------- ------------------ ------------------- ------------------
Donald J. Bainton                30,000                  15%               $18.00             1-22-04             $37,605
Abdo Yazgi                       20,000                  10%               $18.00             1-22-04             $25,070
John H. Andreas                  10,000                   5%               $18.00             1-22-04             $12,535


                          FISCAL YEAR-END OPTION VALUES


                            Number of Common Shares Underlying                        Value of Unexercised In-the-Money
                          Unexercised Options at Fiscal Year-End                        Options at Fiscal Year-End (1)
                        --------------------------------------------          ---------------------------------------------------
Name                       Exercisable           Unexercisable                      Exercisable              Unexercisable
---------------------- -------------------- -------------------------         ------------------------ --------------------------
Donald J. Bainton            200,000                 20,000                         $2,672,400                 $142,500
Abdo Yazgi                    72,666                 13,334                         $  847,250                 $ 95,000
John H. Andreas                3,333                  6,667                         $   23,748                 $ 47,502


(1) The value of unexercised options is the difference between the aggregate value of the underlying common shares ($25.125 per share on December 31, 1997) and the aggregate exercise price of the options.

                              EMPLOYMENT AGREEMENT

         The Company is a party to an employment agreement with Donald J. Bainton, which expires on May 17, 2006, pursuant to which Mr. Bainton's annual salary is to be not less than $420,000. Mr. Bainton's employment agreement provides that in the event of his death prior to May 17, 2006, Mrs. Bainton will continue to receive one-half of his salary until her death. In the event of a change of control of the Company, as defined in his employment agreement, Mr. Bainton will have the right, for a period of five years, to deem his employment terminated and to receive a payment equal to three times his average annual compensation during the five preceding years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of March 16, 1998, the following were the only persons known by the Company to be the beneficial owners of more than 5% of the Common Stock. Donald
J. Bainton is Chairman and Chief Executive Officer of the Company.



Name and address                            Amount and nature
of beneficial owner                    of beneficial ownership (1)        Percent of class
-------------------                    ---------------------------        ----------------
Donald J. Bainton                              453,445 (2)                       13.3%
One Aerial Way
Syosset, New York

Aileen Moody Bainton                           184,018 (2)                        5.4%
Edgewater Drive
Nassau, Bahamas

Dimensional Fund Advisors, Inc.                170,300 (3)                        5.0%
1299 Ocean Avenue
11th Floor
Santa Monica, CA

Montgomery Asset Management, LLC               173,000                            5.1%
101 California Street
San Francisco, CA  94111


         The following table sets forth information concerning the beneficial ownership of Common Stock as of the March 16, 1998 by each director, nominee and named executive officer and by all directors, nominees and executive officers as a group:


                                                  Shares underlying                 Total amount of                 Percent
Name of beneficial owner (1)                      stock options (4)             beneficial ownership (5)           of class
------------------------                          -------------                 --------------------               --------

Donald J. Bainton                                         180,000                       473,445(2)                    13.3%
Kenneth Bainton                                            10,000                        76,241(2)                     2.2%
Robert L. Bainton                                           3,028                        17,244(2)                       *
Nils E. Benson                                             13,841                        16,814                          *
Charles DiGiovanna                                         65,000                        76,200                        2.2%
Rainer N. Greeven                                          13,508                        42,282                        1.2%
V. Henry O'Neill                                            2,966                        51,876                        1.5%
John J. Serrell                                             3,562                        17,022                          *
Robert A. Utting                                             ----                        55,118                        1.6%
Alexander E. Watson                                        10,000                        11,200                          *
Abdo Yazgi                                                 86,000                       146,043                        4.2%
Jose Luis Zapata                                             ----                        12,700                          *
John H. Andreas                                            10,000                        13,415                          *
All directors and executive officers as
a group (13 individuals)                                  397,905                     1,009,600                       28.9%
* Less than 1%

 (1) Beneficial ownership means direct ownership with sole voting and dispositive power unless otherwise indicated.

 (2) Pursuant to the regulations of the Securities and Exchange Commission relating to beneficial ownership, Donald, Robert, Kenneth and Aileen Moody Bainton may be deemed to be a group for purposes of determining beneficial ownership. On this basis, each would be deemed the beneficial owner of 750,948 shares of Common Stock (21.0%). Each of the Messrs. Bainton and Mrs. Bainton disclaims beneficial ownership of shares beneficially owned by the others.

 (3) Dimensional Fund Advisors, Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 5.0% shares of Common Stock as of December 31, 1997. All such shares are held in portfolios of DFA Investment Dimensions Group, Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, for all of which Dimensional serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

(4) Stock options which were exercisable on March 16, 1998 or which will become exercisable within 60 days of such date.

 (5) Includes the shares underlying the stock options in the column to the left.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         PCI has outstanding an aggregate of 100 shares of common stock (the "PCI Shares"). Prior to December 17, 1996, 50 PCI Shares were owned by the Company, and 50 PCI Shares were owned by Merrywood, Inc. ("Merrywood"), in which Mr. Zapata has an ownership interest. In July 1996, Merrywood exercised its right to put its 50 PCI Shares to the Company for $30 million, plus interest of approximately $15.4 million, pursuant to an Agreement entered into in 1992. In October 1996, the Company and Merrywood entered into a new Agreement (the "1996 Agreement") pursuant to which the Company purchased 34 PCI Shares in December 1996 for $30 million, plus a warrant exercisable through December 31, 2000 to purchase 150,000 shares of Common Stock at the lesser of $20.00 per share or book value at December 31, 1996. The 1996 Agreement also provided that the remaining 16 PCI Shares would be purchased by the Company prior to December 31, 2000 for approximately $15.4 million plus interest at 10%. Until such shares are purchased, the Company has agreed to cause one of Merrywood's designees to be nominated as a director of the Company and PCI. Mr. Zapata is the designee of Merrywood. All prior agreements between the Company and Merrywood were terminated by the 1996 Agreement. Merrywood, with the Company's consent, has since assigned its rights under the 1996 Agreement to a related corporation in which Mr. Zapata does not have an interest.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    1.     Financial Statements:

       Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Operations for the years ended December 31, 1997, 1996, and 1995
       Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995
       Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995
       Notes to Consolidated Financial Statements for the years ended December 31, 1997, 1996 and 1995
       Independent Auditors' Report

       The above financial statements are included under Item 8 of Part II of this report.

       2.     Financial Statement Schedules:

           II       Valuation & Qualifying Accounts................................................................p.44
           III      Condensed Financial Information of Registrant..................................................p.45

All other schedules are omitted because they are not applicable, not required, or the information is given in the financial statements or the notes thereto.

       3.     Exhibits Required:

           2.1      Agreement and Plan of Merger dated as of January 14, 1998 among Suiza Foods
                    Corporation, CC Acquisition Corporation and the Company..........................................(3)
           3.1      Articles of Incorporation, as amended............................................................(2)
           3.2      By-Laws, as amended..............................................................................(2)
           4.1      Indenture dated as of December 17, 1996, among PCI, as Issuer, CPC and
                    Caribbean, as Guarantors, and United States Trust Company of New York,
                    as Trustee, providing for 10% Senior Secured Notes due 2006, Series A and
                    Series B (including the definitive forms of the Notes)...........................................(1)
           4.2      Registration Rights Agreement dated as of December 17, 1996, by and among
                    PCI , CPC and Caribbean, and Donaldson, Lufkin & Jenrette Securities Corporation,
                    Lehman Brothers Inc. and Societe Generale Securities Corporation.................................(1)
           10.1     Amended and Restated Financing Agreement dated December 17, 1996, between
                    The CIT Group/Business Credit, Inc. (as Lender) and PCI (as Borrower)............................(1)
           10.2     Master Lease Agreement, dated as of May 20, 1994, between General Electric
                    Capital Corporation and CPC......................................................................(1)
           10.3     Schedules A-1 through A-6, each dated December 17, 1986, to the Master Lease
                    Agreement (Exhibit 10.2).........................................................................(1)
           10.4     Corporate Guaranty dated May 20, 1994, from PCI to General Electric Capital
                    Corporation, and Amendments Nos. 1 and 2 thereto, both made as of December 17, 1996..............(1)
           10.5     1988 Restricted Stock Option Plan, as amended....................................................(2)*
           10.6     1988 Director Stock Option Plan..................................................................(2)*
           10.7     1990 Stock Option Plan for Non-Employee Directors................................................(2)*
           10.8     Shareholders' Agreement dated July 7, 1989, among Viatech, Inc., Le Fer Blac S.A.,
                    Citicorp Capital Investors Europe Limited and Citibank S.A.......................................(2)
           10.9     Revolving Credit and Term Loan Agreement dated as of December 1, 1992............................(2)
           10.10    Stock Purchase Agreement dated November 2, 1991..................................................(2)
           10.11    1992 Restricted Stock Plan for Non-Employee Directors, as amended................................(2)*
           10.12    Agreement Among PCI Stockholders, dated October 22, 1996.........................................(2)
           10.13    Employment Contract with Donald J. Bainton, as amended...........................................(2)*
           10.14    1995 Restricted Stock Compensation Plan .........................................................(2)*
           10.15    Amendment No. 2 to Revolving Credit and Term Loan Agreement......................................(2)
           10.16    Investment Certificate Transfer Agreement between the Company and Citicorp
                    Capital Investors Europe Limited (with a schedule of substantially identical agreements.)......p.48
           10.17    Employment Agreement with Abdo Yazgi (with a schedule of substantially identical
                    agreements.)...................................................................................p.53*
           11.1     Statement re computation of per share earnings (See Note 11)...................................p.30
           21       Subsidiaries of the Registrant.................................................................p.57
           23.1     Independent Auditors' Report on Schedules......................................................p.58
           23.2     Consent of Independent Auditors................................................................p.59
           27       Financial Data Schedule........................................................................p.60
           *        Management contract or compensatory plan or arrangement.
           (1)    These documents have been previously filed with the Commission by Plastic Containers, Inc.
           (2)    These documents have previously been filed with the Commission.
           (3)    This document was filed with the Commission by Suiza Foods Corporation as an appendix to Form S-4 on
                  February 18, 1998.

           All other items for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted as they are not required under the related instructions or they are inapplicable.

(b) Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                               SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL CAN COMPANY, INC.


By:    /s/ Abdo Yazgi                                                           Date:            March 23, 1998
-----------------------------------------------------                                --------------------------
Abdo Yazgi, Executive Vice President
(Principal Financial & Accounting Officer)



       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       /s/ Donald J. Bainton                          Date:       March 23, 1998
-----------------------------------------                  ---------------------
Donald J. Bainton, Chairman of the Board
of Directors and Chief Executive Officer
(Principal Executive Officer)

     /s/ Kenneth O. Bainton                           Date:       March 23, 1998
------------------------------------                       ---------------------
Kenneth O. Bainton, Director

     /s/ Robert L. Bainton                            Date:       March 23, 1998
------------------------------------                       ---------------------
Robert L. Bainton, Director

     /s/ Nils E. Benson                               Date:       March 23, 1998
------------------------------------                       ---------------------
Nils E. Benson, Director

     /s/ Charles DiGiovanna                           Date:       March 23, 1998
------------------------------------                       ---------------------
Charles DiGiovanna, Director

     /s/ Rainer N. Greeven                            Date:       March 23, 1998
------------------------------------                       ---------------------
Rainer N. Greeven, Director

     /s/ V. Henry O'Neill                             Date:       March 23, 1998
------------------------------------                       ---------------------
V. Henry O'Neill, Director

     /s/ John J. Serrell                              Date:       March 23, 1998
------------------------------------                       ---------------------
John J. Serrell, Director

     /s/ Robert A. Utting                             Date:       March 23, 1998
------------------------------------                       ---------------------
Robert A. Utting, Director

     /s/ Alexander E. Watson                          Date:       March 23, 1998
------------------------------------                       ---------------------
Alexander E. Watson, Director

     /s/ Abdo Yazgi                                   Date:       March 23, 1998
------------------------------------                       ---------------------
Abdo Yazgi, Director

                                                      Date:
------------------------------------                       ---------------------
Jose Luis Zapata, Director







Continental Can Company, Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
Years Ended December 31, 1997, 1996 and 1995

(in thousands)


                               Balance at                              Balance
                                beginning                             at end of
Description                    of period   Additions    Deductions      Period

----------------------------------------------------------------------------------
December 31, 1997

   LIFO reserve                $   4,247   $     -       $   669(1)  $   3,578

   Allowance for doubtful
   accounts and accrued
   rebates                     $   4,378   $   2,762(3)  $ 1,591(4)  $   5,549

December 31, 1996:

   LIFO reserve                $   2,025   $   2,298(1)  $    76(2)  $   4,247

   Allowance for doubtful                                $ 1,484(5)
   accounts and accrued
   rebates                     $   6,144   $   1,878(3)  $ 2,160(4)  $   4,378

December 31, 1995:

                                                         $   704(2)

   LIFO reserve                $   3,924   $      -      $ 1,195(1)  $   2,025

   Allowance for doubtful
   accounts and accrued
   rebates                     $   5,316   $   1,909(3)  $ 1,081(4)  $   6,144



(1) Charged/credited to costs - inventory repricing.
(2) Credited to cost of sales - reduction in inventory quantities.
(3) Charged to expense - accruals for customer rebates and doubtful receivables.
(4) Represents uncollectible accounts written-off.
(5) Represents $1,484 from deconsolidation of subsidiary in 1996.

Schedule III - Condensed Financial Information of Registrant

Continental Can Company, Inc.
Balance Sheets
Years Ended December 31, 1997 and 1996

                                                              1997         1996
                                                              ----         ----
                                                                (in thousands)

ASSETS:

  Cash                                                     $     14     $     24
  Investments in Subsidiaries at Equity                     102,929      101,356
  Other Assets                                                1,047        1,436
                                                           --------     --------
Total Assets                                               $103,990     $102,816
                                                           ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

  Current Liabilities (a)                                  $  5,208     $  4,192
  Long Term Debt (a)                                         30,000       30,000
                                                           --------     --------
Total Liabilities                                            35,208       34,192

Stockholders' Equity                                         68,782       68,624
                                                           --------     --------
                                                           $103,990     $102,816
                                                           ========     ========

(a) See Note 8, Items (a) and (b) of Notes to Consolidated Financial Statements of Continental Can Company, Inc. and Subsidiaries.


Continental Can Company, Inc.
Statements of Operations
Years Ended December 31, 1997, 1996 and 1995

(in thousands)                                  1997         1996          1995
                                               ------       ------        -----

Management Fees                             $  2,061    $   2,103        $2,247
Selling, General and
 Administrative Expenses                       3,808        2,917         3,817
                                             --------    ---------       ------
                                              (1,747)        (814)       (1,570)
Equity (Deficit) in Net Income (Loss) of
 Subsidiaries (b)                             10,109      ( 4,361)        2,402
                                              -------    ---------       ------
                                               8,362       (5,175)          832
Other                                           (376)        (385)         (277)
                                            ---------   ----------       -------
Net Income                                  $  7,986      $(5,560)        $  555
                                            =========     ========        ======


(b) Includes for 1996 and 1995 extraordinary charges of $6,136 and $115 respectively, relating to the extinguishment of debt.

Continental Can Company, Inc.
Statements of Cash Flows
Years Ended December 31, 1997, 1996 and 1995

(in thousands)                                       1997      1996      1995
                                                   --------  --------  ------
Cash Flows from Operating Activities:
  Net Income (Loss)                                 $7,986   $(5,560)  $   555

Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
  Dividends Received From Affiliates                   350       311       344
  Deficit (Equity) in Net Income (Loss)
  of Subsidiaries                                  (10,109)    4,361    (2,402)
  (Decrease) Increase in Due to Affiliates            (634)   (1,590)    1,281
   Other                                             2,164       669        51
                                                  --------- ---------  -------
Net Cash Used in  Operating Activities                (243)   (1,809)     (171)

Cash Flows From Investing Activities:
  Increase Investment in Subsidiaries                    -   (29,163)        -
                                                  --------- ---------  ---------
  Net Cash Used in Investing Activities                  -   (29,163)        -

Cash Flows From Financing Activities:
  Common Stock Issued Upon Conversion of
    Debentures and Warrants                            233       131       849
  Proceeds from Short-Term Borrowings                    -     1,300         -
  Proceeds from (Repayment of)
    Long-Term Financing                                  -    29,575      (767)
                                                  --------- ---------  ---------
Net Cash Provided by Financing Activities              233    31,006        82
                                                  --------- ---------  ---------

Net (Decrease) Increase in Cash                        (10)       34       (89)
Cash at Beginning of Year                               24       (10)       79
                                                  --------- ---------  ---------
Cash at End of Year                               $     14  $     24       (10)
                                                  ========= =========  =========

Cash paid for interest and income taxes was as follows:

                                                     1997      1996     1995
                                                   --------  -------- ------

Interest                                               $124     $111     $ 76
Income Taxes                                           $108     $ 76     $105

                                 EXHIBIT INDEX:

    10.16 Investment Certificate Transfer Agreement between the Company and Citicorp Capital Investors Europe Limited (with a schedule of substantially identical agreements.)

    10.17 Employment Agreement with Abdo Yazgi (with a schedule of substantially identical agreements.)

    11.1    Statement re computation of per share earnings


    21      Subsidiaries of the Registrant

    23.1    Independent Auditors' Report on Schedules

    23.2    Consent of Independent Auditors

    27      Financial Data Schedule