Form 10-Q
period 1998-03-31
CONTINENTAL CAN CO INC /DE/
filed 1998-05-13
CIK 103392

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the period ended      MARCH 31, 1998

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from        to           .

                Commission File Number:   1-6690

                          CONTINENTAL CAN COMPANY, INC.
                (Exact name of registrant as specified in its charter)

         DELAWARE                                    11-2228114
  (State of Incorporation)                  (I.R.S. Employer Identification No.)

301 Merritt 7 Corporate Park, Norwalk, CT       06856
(Address of principal executive offices)     Zip Code

                    (203) 750-5900
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   X     YES              NO

The number of shares outstanding of the registrant's Common Stock ($.25 par value) as of May 8, 1998 is 3,388,547.

FORM 10-Q

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 1998 and 1997 and December 31, 1997

Consolidated Statements of Earnings for the Three Months Ended March 31, 1998 and 1997

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1998 and 1997

Notes to Consolidated Financial Statements

                 CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  MARCH 31, 1998 AND 1997 AND DECEMBER 31, 1997
                                  (UNAUDITED)

(In thousands)

                                                        MARCH 31,       DEC. 31,        MARCH 31,
                                                          1998            1997            1997
                                                       ------------    ------------   --------------


ASSETS:

Current Assets:
  Cash and cash equivalents                               $  9,543        $  5,486         $ 22,705
  Investment securities                                     21,685          20,385           15,274
  Accounts Receivable:
    Trade accounts                                          68,710          62,883           63,700
    Other                                                    8,086           6,958            8,201
    Less allowance for doubtful accounts                    (5,448)         (5,549)          (4,430)
                                                       ------------    ------------   --------------

  Accounts receivable, net                                  71,348          64,292           67,471

  Inventories                                               89,513          79,113           89,679
  Prepaid expenses and other current assets                  4,679           4,788            6,247
                                                       ------------    ------------   --------------

          TOTAL CURRENT ASSETS                             196,768         174,064          201,376
                                                       ------------    ------------   --------------

Property, plant and equipment, at cost:

  Land, building and improvements                           46,462          46,405           47,748
  Manufacturing machinery and equipment                    213,897         212,300          208,795
  Furniture, fixtures and equipment                          8,612           8,683            8,757
  Construction in progress                                   8,775           8,114           10,907
                                                       ------------    ------------  --------------
                                                           277,746         275,502          276,207

  Less accumulated depreciation and amortization           133,669         131,050          130,947
                                                       ------------    ------------   --------------

Net property, plant and equipment                          144,077         144,452          145,260


Goodwill, net of accumulated amortization                   29,865          28,975           29,588
Other assets, net of accumulated amortization               25,889          27,915           24,589
                                                       ------------    ------------   --------------

          TOTAL ASSETS                                  $  396,599      $  375,406       $  400,813
                                                       ============    ============   ==============




See accompanying notes to consolidated financial statements.

                 CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                  MARCH 31, 1998 AND 1997 AND DECEMBER 31, 1997
                                   (UNAUDITED)

(In thousands except share data)

                                                         MARCH 31,         DEC. 31      MARCH 31,
                                                            1998            1997          1997
                                                        -------------    ------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Short term borrowings                                   $   20,064      $   11,778    $   14,289
  Accounts payable - trade                                    48,651          43,532        47,221
  Accrued liabilities:
    Employee compensation and benefits                        17,850          17,330        18,961
    Other accrued expenses                                    15,707          15,154        15,983
  Current installments of long term debt and
    obligations under capital leases                          15,855           8,513        11,111
  Income taxes payable                                           874             757         1,298
  Other current liabilities                                   14,089           7,952        14,624
                                                        -------------    ------------  ------------

          TOTAL CURRENT LIABILITIES                          133,090         105,016       123,487

Long term debt, excluding current installments               137,736         144,942       151,513
Obligations under capital leases, excluding
  current installments                                        10,502          11,476        14,082
Deferred income taxes                                          4,747           4,725         3,603
Other                                                         24,501          26,408        30,667
                                                        -------------    ------------  ------------

          TOTAL LIABILITIES                                  310,576         292,567       323,352

Minority interest                                             14,729          14,057        12,093


STOCKHOLDERS' EQUITY:
Capital stock:
  First preferred stock, cumulative $25 par value.
    Authorized 250,000 shares; no shares issued.                   -              -             -
  Second preferred stock, 4% non-cumulative,
    $100 par value. Authorized 1,535 shares;
    no shares issued.                                              -              -             -
  Common stock, $.25 par value. Authorized 20,000,000
    shares; Outstanding  3,387,213 shares in 1998,
    3,217,355 shares in Dec., 1997 and 3,205,835
    shares in March, 1997.                                       843            804           801
                                                       -------------   ------------  ------------
                                                                 843            804           801

Additional paid-in capital                                    46,780         44,226        44,060
Retained earnings                                             30,546         29,168        22,262
                                                        -------------  ------------  ------------
                                                              78,169         74,198        67,123
Cumulative foreign currency translation adjustment            (6,875)        (5,416)       (1,755)
                                                        -------------  ------------  ------------

          TOTAL STOCKHOLDERS' EQUITY                          71,294         68,782        65,368
                                                        -------------    ------------  ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 396,599      $ 375,406     $ 400,813
                                                        =============    ============  ============

See accompanying notes to consolidated financial statements.

                 CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

(In thousands, except per share data)

                                                                       1998              1997
                                                                   --------------   ---------------

NET SALES                                                               $123,516          $122,610
Cost of sales                                                            104,583           102,762
 Gross profit                                                     --------------  ---------------
                                                                          18,933            19,848

Selling, general and administrative expenses                              13,268            14,076
                                                                   --------------  ---------------
  OPERATING INCOME                                                         5,665             5,772

Other income (expense):
  Interest expense, net                                                   (3,843)           (4,015)
  Foreign currency exchange gain                                              56                28
  Other - net                                                               -                   34
                                                                   --------------   ---------------
Net other expense                                                         (3,787)           (3,953)

Income before provision for income taxes
  and minority interest                                                    1,878             1,819
(Recovery) provision  for income taxes                                       (94)              473
                                                                   --------------   ---------------

Income before minority interest                                            1,972             1,346

Minority Interest                                                            594               266
                                                                   --------------   ---------------

NET INCOME                                                            $    1,378        $    1,080
                                                                   ==============   ===============


NET EARNINGS PER COMMON SHARE - BASIC                               $       0.42      $       0.34
                                                                   ==============   ===============


NET EARNINGS PER COMMON SHARE - DILUTED                             $       0.39      $       0.33
                                                                   ==============   ===============





See accompanying notes to consolidated financial statements.

                 CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

(In thousands)

                                                                          1998            1997
                                                                      -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                          $   1,378       $   1,080

    Depreciation and amortization                                           5,106           5,142

    Minority interest                                                         594             266

    Other adjustments                                                      (7,317)          7,197
                                                                     -------------    ------------

          NET CASH (USED IN) PROVIDED BY OPERATING                           (239)         13,685
          ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES

    Capital expenditures                                                   (6,622)         (3,326)

    Other                                                                    (543)        (13,989)
                                                                      -------------    ------------

          NET CASH USED IN INVESTING ACTIVITIES                            (7,165)        (17,315)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Net proceeds of long term debt                                            328           5,615

    Net proceeds from short term borrowings                                 8,788           5,903

    Other                                                                   2,593              64
                                                                      -------------    ------------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                        11,709          11,582

Effect of exchange rate changes on cash                                      (248)           (267)
                                                                      -------------    ------------

Increase in cash and cash equivalents                                       4,057           7,685

Cash and cash equivalents at beginning of period                            5,486          15,020
                                                                      -------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $    9,543       $  22,705
                                                                      =============    ============





See accompanying notes to consolidated financial statements.

CONTINENTAL CAN COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 1998

(1)   Accounting Policies and Other Matters

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

        (b) Basis of Presentation
             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.

        (c) Adjustments
             The results for the interim period reported herein have not been audited, however, in the opinion of management, all adjustments necessary for a fair presentation of the interim period statements have been made.

        (d) Earnings Per Share
             The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 1998 and 1997.


                                                 1998                              1997
                                                 ----                              ----

        (In thousands)                  Income           Shares          Income           Shares
                                       Numerator      Denominator       Numerator      Denominator
                                       ---------      -----------       ---------      -----------
        Basic EPS:
          Net income                      $1,378            3,297         $1,080             3,204

        Effect of dilutive
          options and warrants                                218                               54
                                                              ---                               --

        Diluted EPS:
          Net income and
            assumed conversions           $1,378            3,515         $1,080             3,258

(2)     Reclassifications
        Certain 1997 balances have been reclassified to conform to the 1998 presentation.

(3)     Inventories
        Inventories consist principally of packaging materials. The components of inventory were as follows: (000's omitted)

                                                 March 31,       December 31,        March 31,
                                                   1998              1997               1997
                                                ------------    ---------------    ---------------

                                                                 (in thousands)

          Finished goods                            $37,027        $ 37,426           $46,336
          Work in process                             6,759           5,665            10,665
          Raw materials and supplies                 49,305          39,600            35,731
                                                 -----------     -----------       ----------
                                                     93,091          82,691            92,732
          LIFO reserve                               (3,578)         (3,578)           (3,053)
                                                 -----------     -----------       -----------
                                                    $89,513        $ 79,113           $89,679
                                                 ===========     ==========        ==========

(4)     Subsequent Events

        On April 28, 1998, the Company purchased 33% of the equity in Ferembal S.A. (Ferembal) for $19,923,000 (119.5 million FF) pursuant to stock purchase agreements executed in December 1997 and January 1998. The purchase increases the Company's ownership of Ferembal to 97%. The acquisition of these shares will be accounted for as a purchase with the excess of the fair value of the assets acquired allocated to goodwill.

        The funds for the purchase were borrowed by the Company from Suiza Foods Corporation pursuant to a promissory note due December 31, 1998 with annual interest of 10% payable monthly. The note is secured by all of the Company's equity in Ferembal.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

        Net sales during the first quarter of 1998 increased 1% to $123,516,00 as compared to $122,610,000 in the first quarter of 1997. Net sales would have increased approximately 5% but for foreign currency translation rate differences of about $4.6 million and resin price decreases of about $700,000 which reduced reported sales.

        Gross profit decreased 5% in the first quarter of 1998, as compared to the prior year period. Gross profit as a percentage of sales decreased to 15.3% in the first quarter of 1998 as compared to 16.2% in the same period of 1997. The decline in gross profit despite higher sales primarily reflected a lower margin product mix at Ferembal and Plastic Containers, Inc.(PCI).

        Selling, general and administrative expense was reduced to $13.3 million in 1998 compared to $14.1 million in the first quarter of 1997; as a percentage of net sales such expense also decreased to 10.7% in 1998 as compared to 11.5% in 1997. As a result, operating income amounted to $5,665,000 in the first quarter of 1998 as compared to $5,772,000 in the first quarter of 1997. Operating profit as a percentage of sales amounted to 4.6% and 4.7% in 1998 and 1997, respectively.

        Net interest expense decreased to $3,843,000 in the first quarter of 1998 as compared to $4,015,000 in the same period of 1997. This decrease resulted primarily from foreign currency translation rate differences.

        Recovery of income taxes amounted to $94,000 in the first quarter of 1998. Provision for taxes amounted to $473,000 in the first quarter of 1997. Minority interest during each period reflects the interests of other shareholders in some of the Company's subsidiaries. The increase in 1998 in minority interest primarily reflects the conversion of a convertible bond in April 1997 by a minority shareholder of Ferembal.

        Net income amounted to $1,378,000 ($.39 per common share - diluted) in the first quarter of 1998. Net income amounted to $1,080,000 ($.33 per common share - diluted) in the first quarter of 1997.

FINANCIAL CONDITION

CAPITAL REQUIREMENTS

        The Company acquired $6.6 million of capital assets during the first quarter of 1998 consisting primarily of packaging equipment. These assets were acquired for cash. Similar types of assets are expected to be acquired for the remainder of 1998. Total capital spending in 1998 is expected to amount to approximately $25 million.

        In April 1998 the Company purchased 33% of the equity in Ferembal from the minority holders for approximately $19.9 million. The funds for the purchase were borrowed by the Company. As a result of the purchase the Company's ownership interest in Ferembal was increased to 97%. See Note 4.

LIQUIDITY

        The Company's liquidity position declined slightly during the first quarter of 1998. Working capital decreased to approximately $63.7 million, and the current ratio amounted to 1.48 at March 31, 1998 compared to 1.66 at December 31, 1997.

        During the first quarter of 1998, the Company's operating activities were essentially flat on a cash basis. The Company used $6.6 million for the purchase of packaging equipment and invested $1.3 million in short-term financial assets. The Company's financing activities generated $11.7 million in cash, most of which were borrowings by its European subsidiaries. Cash increased by $4.1 million in the first quarter.

        At March 31, 1998, the Company had an available credit line under a Revolving Credit Agreement of $2.5 million. In addition, the Company's consolidated subsidiaries had available approximately $70 million in short term credit lines and bank overdraft facilities at March 31, 1998. However, the Company's ability to draw upon these lines for other than its subsidiaries' needs is restricted.

        The Company expects that cash from operations and its existing banking facilities will be sufficient to meet its operating needs for the remainder of 1998.

PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Required

      10.1    Promissory Note dated April 27, 1998                                      Page 12

      10.2    Share Pledge Agreement between the Company and Suiza Foods Corporation    Page 16

      11       Statement re computation of per share earnings
               See Note 1(d)

      27       Financial data schedule

          All other items for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted as they are not required under the related instructions or they are inapplicable.

(b) Reports on Form 8-K

      No reports on Form 8-K have been filed since December 31, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CONTINENTAL CAN COMPANY, INC.
                                          (REGISTRANT)

                                         By: /s/   Abdo Yazgi
                                             ----------------------------
                                               Principal Financial Officer
                                               and on behalf of registrant

DATED:   MAY 11, 1998

                          STATEMENT OF DIFFERENCE

  The section symbol shall be expressed as............................'SS'